Form 10QSB
period 2000-04-30
WESTERGAARD COM INC
filed 2000-06-14
CIK 1106974

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000
           -----------------------------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number_________________________________________________________

                              Westergaard.com, Inc
              (Exact name of small business issuer in its charter)


                Delaware                             52-2002729
                --------                             ----------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)



 560 West 43rd Street, New York                                          10036
-------------------------------                                          -----
       (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number    (212) 947-1900
                             --------------

Securities registered under Section 12(b) of the Act:              None
                  Title of each class                    Name of each exchange
                                                          on which registered
---------------------------------------         --------------------------------
---------------------------------------         --------------------------------


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X__.  No____.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No
                                                 ------   -----

         APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of June 12, 2000 the Company had 11,948,445 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): ____   _____

ITEM I.  FINANCIAL INFORMATION


                              Westergaard.com, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    Unaudited

                                                                                             April 30,         October 31,
                                                                                                2000               1999
                                                                                                -----              ----
                                                        ASSETS
CURRENT ASSETS
     Cash                                                                                      $    536,159       $    626,164
     Investment in securities, at market                                                             14,062             15,787
     Accounts receivable                                                                                                49,000
     Employee advances                                                                               20,516             20,765
                                                                                                -----------       ------------

              Total current assets                                                                  570,737            711,716

NONCURRENT ASSETS
    Property and equipment (less accumulated
       depreciation and amortization of $43,193 and $33,715, respectively)                           60,458             62,934
    Other assets                                                                                     12,144              8,714
                                                                                                -----------      -------------
              Total noncurrent assets                                                                72,602             71,648
                                                                                                -----------       ------------
              Total assets                                                                      $   643,339       $    783,364
                                                                                                 ==========        ===========


                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                     $      117,142       $    136,290
    Deferred revenues                                                                                 44,000            122,000
    Due to affiliate                                                                                  55,217             60,033
    Capital received in advance                                                                      524,000
    Other liabilities                                                                                 21,993             45,993
                                                                                                 -----------        -----------
              Total current liabilities                                                              762,352            364,316

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY
    Common stock, par value $.001; 100,000,000 shares authorized;
       11,916,445 shares issued and outstanding                                                       11,916             11,916
    Additional paid-in capital                                                                     2,861,275          2,861,275
    Accumulated deficit                                                                           (2,960,329)        (2,423,993)
    Accumulated other comprehensive loss                                                             (31,875)           (30,150)
                                                                                                -------------      ------------
              Total shareholders' (deficit) equity                                                  (119,013)           419,048
                                                                                                -------------       -----------
              Total liabilities and shareholders' (deficit) equity                            $      643,339       $    783,364
                                                                                               =============        ===========



The accompanying notes are an integral part of these statements.

                                                   Westergaard.com, Inc.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Unaudited

                                                                        Three Months                        Six Months
                                                                       Ended April 30,                   Ended April 30,
                                                          -------------------------------        -----------------------------------

                                                                  2000              1999                2000                1999
                                                                  ----              ----                ----                ----
Revenues
    Member fee income, net of fees waived                  $     53,000        $     25,332        $     74,000        $     67,333
    Conferences, net of fees waived                              69,000                  --             136,480             145,468
    Interest                                                        926               3,210               7,606               4,245
    Advertising                                                   2,770               2,750               5,550               2,750
    Other                                                            --               4,889                  --              10,522
                                                           ------------        ------------        ------------        ------------
         Total revenues                                         125,696              36,181             223,636             230,318

Expenses

    Conference expense                                           22,622              27,338              41,240              60,119
    Compensation and benefits                                   208,331             181,001             367,637             264,847
    Professional services                                        74,757              89,532             101,645              99,528
    Rent and occupancy                                           14,849              10,895              33,029              29,636
    General and administrative expenses                          93,044             116,712             186,414             160,456
    Advertising expenses                                         17,790              22,352              23,744              23,599
    Financing costs                                                  --              62,200                  --              62,200
    Interest expense                                              1,000               6,028               2,000               6,028
    Miscellaneous expense                                         3,207               1,541               4,263               3,661
                                                           ------------        ------------        ------------        ------------

         Total expenses                                         435,600             517,599             759,972             710,074
                                                           ------------        ------------        ------------        ------------

         NET LOSS                                          $   (309,904)       $   (481,418)       $   (536,336)       $   (479,756)
                                                           ============        ============        ============        ============

(Loss) income per share
    Basic and diluted                                      $      (0.03)       $      (0.04)       $      (0.05)       $      (0.04)

Weighted-average common shares outstanding
    Basic and diluted                                        11,916,445          10,698,745          11,916,445          10,698,745
                                                           ============        ============        ============        ============



The accompanying notes are an integral part of these statements.

                      Westergaard.com, Inc. and Subsidiary

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                    Unaudited

                                                                       Three Months                    Six Months
                                                                     Ended April 30,                 Ended April 30,
                                                             -----------------------------    -------------------------

                                                                 2000           1999             2000          1999
                                                                 ----           ----             ----          ----
Comprehensive income
     Net loss                                                  $(309,904)   $ (481,418)         $(536,336)  $(479,756)
     Other comprehensive income (loss)
         Unrealized depreciation on investment in                 (1,725)       (4,687)            (1,725)     (4,687)
     securities                                               ----------    ----------         ----------  -----------

         Comprehensive income (loss)                           $(311,629)    $(486,105)         $(538,061)  $(484,443)
                                                                ========      ========           ========    ========



The accompanying notes are an integral part of these statements.

                      Westergaard.com, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                                                   Three Months                   Six Months
                                                                                 Ended April 30,                Ended April 30,
                                                                           -------------------------     -------------------------

                                                                              2000          1999            2000          1999
                                                                              ----          ----            ----          ----
Cash flows from operating activities
    Net loss                                                               $  (309,904)   $  (481,418)   $  (536,336)   $  (479,756)
    Adjustments to reconcile net loss to net cash used in
       operating activities
          Depreciation and amortization                                          5,175          7,857          9,478          7,857
          Compensation and benefits - fair value of stock options issued            --         62,000             --         62,200
          Changes in operating assets and liabilities
              Decrease (Increase) in employee advances                             149         (1,000)           249         (3,300)
              Decrease in accounts receivable                                   39,000                        49,000             --
              (Increase) Decrease in other assets                               (1,358)         2,000         (3,430)            --
              (Decrease) in accounts payable and accrued expenses               53,262         44,951        (19,147)      (142,166)
              (Decrease) in deferred revenues                                  (32,000)       (19,327)       (78,000)      (116,801)
              (Decrease) in due to affiliate                                        --        (50,000)        (4,816)       (50,000)
              (Decrease) increase in other liabilities                         (28,499)       (15,725)       (24,000)       (25,894)
                                                                           -----------    -----------    -----------    -----------

                      Net cash used in operating activities                   (271,459)      (450,462)      (607,002)      (747,860)
                                                                           -----------    -----------    -----------    -----------

Cash flows from investing activities
    Purchase of fixed assets                                                      (437)       (12,574)        (7,003)       (20,662)
                                                                           -----------    -----------    -----------    -----------

                      Net cash used in investing activities                       (437)       (12,574)        (7,003)       (20,662)
                                                                           -----------    -----------    -----------    -----------


Cash flows from financing activities
    Proceeds received in advance for issuance of preferred stock               524,000             --        524,000             --
    Repayment of short-term loan                                                    --       (200,000)            --             --
    Proceeds from collection of stock subscription receivable                       --        212,000             --             --
    Proceeds from issuance of common stock                                          --             --             --      2,016,500
                                                                           -----------    -----------    -----------    -----------

                      Net cash provided by financing activities                524,000         12,000        524,000      2,016,500
                                                                           -----------    -----------    -----------    -----------

                      NET INCREASE (DECREASE) IN CASH                          252,104       (451,036)       (90,005)     1,247,978

Cash at beginning of period                                                    284,055      1,710,029        626,164         11,015
                                                                           -----------    -----------    -----------    -----------

Cash at end of period                                                      $   536,159    $ 1,258,993    $   536,159    $ 1,258,993
                                                                           ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                      Westergaard.com, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended April 30, 2000 and 1999



NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     1.  Organization

         Westergaard.com, Inc. (the "Company"), a Delaware company, was organized on August 15, 1996 and commenced operations on January 1, 1996. The Company was formed to engage in the business of online publishing on the Internet, primarily for the purpose of providing investment research on publicly traded Micro-Mid Cap companies. Additionally, the Company sponsors conferences focusing on Micro-Mid Cap companies.

         The consolidated financial statements include the assets, liabilities and results of operations of the Company's wholly-owned subsidiary, Westergaard Broadcasting Network, Inc. All intercompany balances and transactions have been eliminated.

         The unaudited interim financial statements reflect all adjustments (consisting of normal, recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-SB filed with the SEC. Results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

     2.  Investments in Securities

         The Company's investments in securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities consist of equity securities and are stated at fair value, which is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments. Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. Realized gains and losses on sales of investments in securities are determined on a specific identification basis.

     3.  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful life of the asset. Computer equipment and furniture are depreciated over 5 to 7 years. Computer software is amortized over 3 years. Leasehold improvements are amortized over the lives of their respective leases or the service lives, whichever is shorter.

                      Westergaard.com, Inc. and Subsidiary

                For the six months ended April 30, 2000 and 1999



NOTE A (continued)

     4.  Stock-Based Compensation

         The Company, as permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for common share options is measured as the excess, if any, of the quoted market price of the Company's common shares at the date of grant over the amount an employee must pay to acquire the common shares. The Company has adopted the disclosure requirements of SFAS No. 123.

     5.  Earnings Per Share

         Earnings per share are calculated under the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 requires the presentation and disclosure of basic earnings per share, and, if applicable, diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. In computing diluted earnings per share, only potential common shares that are dilutive (those that reduce earnings per share or increase loss per share) are included. Exercise of stock options is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.

     6.  Revenue Recognition

         Conference revenue is recognized when the conference is presented and is recorded not of fees waived. Funds received in advance are treated as deferred revenue until the service is provided.

         The Company receives fees from its members for CyberStation services to be provided over one-year contracts. Such fees are treated as deferred revenue and are recognized as fee income over the course of the contract, net of any fees waived.

                      Westergaard.com, Inc. and Subsidiary

                For the six months ended April 30, 2000 and 1999



NOTE A (continued)

     7.  Advertising Revenue and Costs

         Advertising revenue is recognized over the period which services are provided. Advertising costs are expensed as incurred.

     8.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                                                     April 30, 2000
                                                                                     --------------
           Computer equipment                                                         $ 68,469
           Computer software                                                             4,927
           Telecommunications equipment                                                 12,212
           Furniture and fixtures                                                       18,043
                                                                                       -------
                                                                                       103,651

           Less accumulated depreciation and amortization                              (43,193)
                                                                                       -------
                                                                                      $ 60,458
                                                                                       =======

                      Westergaard.com, Inc. and Subsidiary

                For the six months ended April 30, 2000 and 1999



NOTE C - RELATED PARTY TRANSACTIONS

     Included in due to affiliate are liabilities in connection with unpaid expense reimbursements made by Westergaard Publishing Corporation, an affiliated entity under common control, on behalf of the Company and an outstanding loan balance of $50,000 at April 30, 2000 from Publishing. The loan bears interest of 8% per annum. The loan does not have a scheduled repayment date.

NOTE D - STOCK OPTIONS AND STOCK-BASED COMPENSATION

     During 1998, the Company established a stock option plan accounted for under APB 25 and related interpretations. Options currently outstanding are exercisable either immediately or up to four years from the grant date and expire ten years after the grant date. No compensation cost has been recognized for the plan for the three months and six months ended April 30, 2000 and 1999. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss would have increased from $309,904 to $476,459 and $481,418 to $855,076 for the three months ended April 30, 2000 and 1999, respectively, and from $536,336 to $785,704 and $479,576 to
     $874,688 for the six months ended April 30, 2000 and 1999, respectively. During the six months ended April 30, 2000, the Company granted options to purchase 525,000 shares to employees with a range of exercise prices between $.80 and $1.00 per share.

NOTE E - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The tax effect of the temporary differences is as follows:

                      Westergaard.com, Inc. and Subsidiary

                For the six months ended April 30, 2000 and 1999



NOTE E (continued)

                                                               April 30,
                                                                 2000
                                                               ---------
               Deferred tax asset
                   Net operating loss benefit                $ 1,326,000
                   Less valuation allowance                   (1,326,000)
                                                              ----------

                      Net deferred tax asset                 $   - 0 -
                                                              ==========


     At April 30, 2000, the Company has carryforward losses which are available to offset future Federal and state taxable income. Such losses expire as follows:

                   Net operating loss                  Expiration date
                   ------------------                  ---------------

                         $   617,000                      10/31/2017
                             543,000                      10/31/2018
                           1,170,000                      10/31/2019
                             535,000                      10/31/2020
                          ----------

                          $2,865,000
                          ==========


NOTE F - COMMITMENTS AND CONTINGENCIES

     1.  Operating Leases

         The Company is obligated to make payments under noncancellable operating leases expiring in 2000 and 2001. Such leases contain renewable options which allow the Company to renew the lease for two additional years at the end of each lease period. Total rental expenses for the three months and six months ended April 30, 2000 and 1999 were approximately $15,000 and $11,000, and $33,000 and $30,000, respectively. Future aggregate minimum annual rent payments under these operating leases are approximately as follows:

                           Fiscal                              Minimum Rental
                           ------                              --------------
                            Year                                 Commitment
                            ----                                 ----------

                            2000                                  $35,000
                            2001                                   21,000
                                                                  --------

                                                                  $56,000
                                                                  ========

                      Westergaard.com, Inc. and Subsidiary

                For the six months ended April 30, 2000 and 1999



NOTE F (continued)

     2.  SEC Investigation

         The Company had been the subject to a formal order of investigation dated February 13, 1998 pursuant to Rule 7(a) of the Securities and Exchange Commission (the "SEC") Rules relating to investigations. The investigation concerns certain allegations that the Company may have failed to make appropriate disclosures on its Web pages.

         The SEC took testimony of Company's Chief Executive Officer on October 1, 1998 and interviewed at least two of the Company's corporate clients. The Company had fully cooperated with the investigation and has reviewed with the SEC staff members its disclosure polices. In February 2000, the Company was notified by the SEC that the investigation has been terminated and that no enforcement action has been recommended.

          Additionally Company is aware that the SEC is reviewing its web site and certain press releases for possible violations of SEC disclosure rules. The company's executive officers have met with the SEC in an effort to resolve these matters and to correct any alleged violations. Nevertheless, should the SEC decide to initiate further proceedings against the Company, the Company could incur additional costs in connection with the defense of any such proceeding or any sanctions that may be imposed by the SEC resulting from such proceedings, which could have an adverse effect on the Company.

NOTE G - EARNINGS PER SHARE

     The weighted-average shares used in computing earnings per share were 11,916,445 and 10,698,749, respectively, for the three months and six months ended April 30, 2000 and 1999. As the Company had net operating loss from continuing operations, the effect of stock options outstanding at April 30, 2000 and 1999 is antidilutive and is therefore not part of the computation of diluted earnings per share.

NOTE H - GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred accumulative losses of $2,960,000 as of April 30, 2000. The Company's continuing operating losses and insufficient cash flow to meet its operating needs are factors, among others, which may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is

                      Westergaard.com, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                For the six months ended April 30, 2000 and 1999



NOTE H (continued)

     currently conducting a private offering of preferred stock in the fiscal year of 2000 in order to raise additional capital required to fund operations for the foreseeable future and implement its business plan. In the event that the Company is not able to obtain such additional outside financing, the Company would scale back its growth plans and business operations to allow it to continue without the additional capital. Specifically, the Company would eliminate or delay plans to pursue formation of an online radio station, limit its marketing and advertising budget, and, if necessary, scale down its payroll expenses.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

We were incorporated in 1996. Our primary activities to date have consisted of the following:

Developing a business model;

Marketing our services to smallcap companies;

Recruiting employees and analysts;

Initial planing and development of our web sites; and

Building of infrastructure of web sites.

COMPARISON OF RESULTS FOR THE FISCAL QUARTER ENDED APRIL 30, 1999, TO THE FISCAL QUARTER ENDED APRIL 30, 2000.

Our second fiscal quarter ended on April 30th. Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the periods discussed herein.

REVENUE. Total revenues for the fiscal quarter ended April 30, 2000, increased from $36,181 to $125,696 or by 347% as compared to the fiscal quarter ended April 30, 1999. This increase was a result of an increase in member affiliate fees from $25,332 in the quarter ended April 30, 1999, compared to $53,000 for the quarter ended April 30, 2000, and $69,000 in conference fees for the quarter ended April 30, 2000, as compared to $0 for the same quarter of 1999.

In the second quarter we had seventeen member affiliates compared to nine in the same quarter of 1999. Our member affiliates are charged a nominal $48,000 fee and a case-by-case negotiated fee during a variable length start-up period after which the annual fee of $48,000 is billed quarterly.

Our revenues from our conference series were $69,000 for the quarter ended April 30, 2000, as compared to $0 for the quarter ended April 30, 1999. This is due to the fact that in the second fiscal quarter we held one conference, compared to no conferences in the same quarter of 1999. At the conferences, participating co-host companies are charged a fee to present to a specified group of investment professionals. The fees charged to co-hosts are recognized when the conference is presented and not when received by us.

 EXPENSES. Expenses consist primarily of salary and administrative costs as well as professional services and fees. These expenses also include rent, office supplies, conference expenses, leases of computer equipment, advertising and marketing, and telephone charges. Total Expenses decreased by $81,999 in the fiscal quarter ended April 30, 2000, to $435,600 from $517,599.

LIQUIDITY AND CAPITAL RESOURCES. We incurred losses during the fiscal quarter ended April 30, 2000. Our net loss for the fiscal quarter ended April 30, 2000 was $309,904 as compared to the same fiscal quarter of 1999, when we had net losses of $481,418.

Net cash used in operations decreased from $450,462 to $271,459 for the fiscal quarter ended April 30, 2000 as compared to the same period in the second fiscal quarter of 1999.

Our material capital commitments consist of obligations under facilities, operating leases, and salaries of our employees and analysts. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure, including redesigning our web site, upgrading our software and in-house computers, and increasing personnel. We anticipate that our costs for the above expenditures will be approximately $90,000 to $150,000. We further anticipate devoting additional resources to building strength in our brand name and business model through increased marketing and advertising in both print media and on the Internet. We expect to spend approximately $500,000 on marketing and advertising in the year 2000.

We also plan to launch WBNfn, our Internet radio station, in the fall of 2000. We anticipate that we will have to hire personnel for the radio station including financial journalists and producers. We foresee payroll costs for WBNfn will be approximately $500,000 for its first year. We anticipate that our operating costs for the radio station will be approximately $800,000 for its first year.

We plan to support the radio station through advertising fees. The Internet radio station is suitable for advertisements on-air and banner advertisements. However, there can be no assurance that we will generate sufficient revenues from advertisements to cover our costs or make a profit. If we do not raise sufficient funds as a result of advertisements it may have a material adverse effect on our business, results of operations, and our financial condition.

We have sought additional funding for our operations through a private offering of our preferred stock pursuant to the exemption from registration provided by Regulation D Rule 506 and

Sections 4(2) and 4(6) of the Securities Act of 1933 (see Item 2, below). The issuance of the preferred stock may result in dilution to existing shareholders. Furthermore, in the event that this funding is not sufficient to fund our anticipated operations and growth, we will have to scale back our growth plans and business operations. Specifically, we would eliminate or delay plans to pursue the formation of our Internet radio station, limit our marketing and advertising budget, and, if necessary, scale down in payroll expenses. In addition, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations.

                                     PART 11

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At this time we are aware that the Securities and Exchange Commission (the "SEC") is reviewing our web site and certain press releases for possible violations of SEC disclosure rules. Our executive officers have met with the SEC in an effort to resolve these matters and to correct any alleged violations. Nevertheless, should the SEC decide to initiate further proceedings against us, we could incur additional costs in connection with the defense of any such proceeding or any sanctions that may be imposed by the SEC resulting from such proceedings, which could have an adverse effect on the Company.

We had been the subject of a formal order of investigation dated February 13, 1998, pursuant to Rule 7(a) of the SEC Rules relating to investigations. The investigation concerned allegations that we may have failed to make appropriate disclosures on our web pages.

The SEC took testimony of John Westergaard, our then Chief Executive Officer, on October 1, 1998, and interviewed at least two of our corporate clients. We fully cooperated with the investigation and reviewed with the SEC staff members our disclosure policies. On February 24, 2000, we were notified by the SEC that the investigation has been terminated and that no enforcement action has been recommended.

Currently, we display on our web site a disclaimer allowing visitors to the site to review compensation the Company, our employees, and our officers receive for their services. All consideration is paid in cash. Neither the Company, its employees, nor its Contributing Analysts accept stock, stock options or other consideration from any Member Affiliate for services rendered.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTED SECURITIES

From March 28, 2000, to May 25, 2000, we sold an aggregate of 149,100 shares of our preferred stock pursuant to the exemption from registration provided by Regulation D Rule 506 and Sections 4(2) and 4(6) of the Securities Act of 1933. The shares which were purchased by 24 accredited investors were offered at $10.00 per share to a limited number of individual and equity investors. Pursuant to this offering we raised 1,491,000.

The preferred shares offered are restricted securities pursuant to Rule 144(a) and cannot be resold or transferred in the United States absent registration or an applicable exemption from the registration requirements.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this period covered by this report there have been no special meetings or an annual meeting of our shareholders. Our annual meeting of shareholders is scheduled for June 23, 2000.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      The following exhibits are filed as part of this report.

        There are no exhibits to be filed as part of this report.

        (b)      Reports of Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended April 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 14, 2000               WESTERGAARD.COM, INC.
                                   By:   /s/ Thomas J. Wojciechowski
                                      --------------------------------
                                         Thomas J. Wojciechowski, President
                                         Chief Executive Officer