Form 10QSB
period 2000-07-31
WESTERGAARD COM INC
filed 2000-10-06
CIK 1106974

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number____________________________________________________

                              WESTERGAARD.COM, INC
                              --------------------
              (Exact name of small business issuer in its charter)


          DELAWARE                                            52-2002729
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


 560 West 43rd Street, New York                                   10036
-------------------------------                                   -----
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number    (212) 947-1900
                             --------------


Securities registered under Section 12(b) of the Act:         None


      Title of each class             Name of each exchange on which registered

------------------------------        -----------------------------------------

------------------------------        -----------------------------------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X .  No      .
   -----     -----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___________ No ___________

     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of June 12, 2000 the Company had 11,948,445 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): ________ _______

                       CONSOLIDATED FINANCIAL STATEMENTS
                      WESTERGAARD.COM, INC. AND SUBSIDIARY

                For the nine months ended July 31, 2000 and 1999

                                   Unaudited

ITEM I.  FINANCIAL INFORMATION




                              Westergaard.com, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  JULY 31, 2000

                                    Unaudited

                                     ASSETS

CURRENT ASSETS
     Cash .......................................................   $ 1,048,978
     Investment in securities, at market ........................        14,062
     Accounts receivable ........................................         8,000
                                                                    -----------
              Total current assets ..............................     1,071,040

NONCURRENT ASSETS
    Property and equipment (less accumulated
       depreciation and amortization of $47,812) ................        59,153
    Other assets ................................................        16,297
                                                                    -----------
              Total assets ......................................   $ 1,146,490
                                                                    ===========



                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses .......................   $   203,833
    Due to affiliate ............................................        55,217
    Capital received in advance .................................     1,491,000
    Other liabilities ...........................................        48,130
                                                                    -----------

              Total current liabilities .........................     1,798,180

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY
    Common stock, par value $.001; 100,000,000 shares authorized;
       11,916,445 shares issued and outstanding .................        11,916
    Additional paid-in capital ..................................     2,861,275
    Accumulated deficit .........................................    (3,493,006)
    Accumulated other comprehensive loss ........................       (31,875)
                                                                    -----------

              Total shareholders' deficit .......................      (651,690)
                                                                    -----------

              Total liabilities and shareholders' deficit .......   $ 1,146,490
                                                                    ===========


The accompanying notes are an integral part of these statements.


                                                  Westergaard.com, Inc.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Unaudited

                                                                  THREE MONTHS                    NINE MONTHS
                                                                 ENDED JULY 31,                  ENDED JULY 31,
                                                        ------------------------------    ----------------------------

                                                               2000          1999              2000          1999
                                                               ----          ----              ----          ----
Revenues
    Member fee income, net of fees waived ..........    $     76,000     $     30,003     $    150,000     $     97,336
    Conferences, net of fees waived ................          44,000           51,000          180,480          196,468
    Interest .......................................           7,218           19,107           14,824           23,352
    Advertising ....................................             142             --              5,692             --
    Other ..........................................            --              2,439             --             15,711
                                                        ------------     ------------     ------------     ------------

         Total revenues ............................         127,360          102,549          350,996          332,867

Expenses
    Conference expense .............................          34,026           33,587           75,266           93,706
    Compensation and benefits ......................         231,932          159,669          599,569          424,516
    Professional services ..........................         175,748           68,115          277,393          167,643
    Rent and occupancy .............................          24,993           28,507           58,022           58,143
    General and administrative expenses ............         184,015           92,396          370,429          252,851
    Advertising expenses ...........................           8,025           22,273           31,769           45,873
    Financing costs ................................            --               --               --             62,200
    Interest expense ...............................             999              667            2,999            6,695
    Miscellaneous expense ..........................             299           (3,046)           4,562              615
                                                        ------------     ------------     ------------     ------------

         Total expenses ............................         660,037          402,168        1,420,009        1,112,242
                                                        ------------     ------------     ------------     ------------

         NET LOSS ..................................    $   (532,677)    $   (299,619)    $ (1,069,013)    $   (779,375)
                                                        ============     ============     ============     ============

Loss per share
    Basic and diluted ..............................    $      (0.04)    $      (0.03)    $      (0.09)    $      (0.07)

Weighted-average common shares outstanding
    Basic and diluted ..............................      11,916,445       11,104,648       11,916,445       11,104,648
                                                        ============     ============     ============     ============


The accompanying notes are an integral part of these statements.


                                     Westergaard.com, Inc. and Subsidiary

                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                    Unaudited

                                                           THREE MONTHS                  NINE MONTHS
                                                           ENDED JULY 31,               ENDED JULY 31,


                                                           2000           1999           2000           1999
                                                    -----------    -----------    -----------    -----------

Comprehensive income
     Net loss ...................................   $  (532,677)   $  (299,619)   $(1,069,013)   $  (779,375)
     Other comprehensive income (loss)
         Unrealized depreciation on investment in
         securities .............................         --             --            (1,725)        (1,725)
                                                    -----------    -----------    -----------    -----------

         Comprehensive income (loss) ............   $  (532,677)   $  (299,619)   $(1,070,738)   $  (781,100)
                                                    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.


                                     Westergaard.com, Inc. and Subsidiary

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Unaudited

                                                                             THREE MONTHS               NINE MONTHS
                                                                             ENDED JULY 31,            ENDED JULY 31,
                                                                    --------------------------     --------------------------
                                                                          2000          1999          2000          1999
                                                                          ----          ----          ----          ----
Cash flows from operating activities
    Net loss ....................................................   $  (532,677)   $  (299,619)   $(1,069,013)   $  (779,375)
    Adjustments to reconcile net loss to net cash used in
       operating activities
          Depreciation and amortization .........................         4,619          2,255         14,097         10,112
          Compensation and benefits -- fair value of
          stock options issued ..................................            --             --           --           62,200
                                                                    -----------    -----------    -----------    -----------
          Changes in operating assets and liabilities
              Decrease (increase) in employee advances ..........        20,516           (400)        20,765         (3,700)
              (Increase) decrease in accounts receivable ........        (8,000)          --           41,000           --
              (Increase) in other assets ........................        (4,153)          --           (7,583)          --
              Increase (decrease) in accounts payable and accrued
                expenses ........................................        86,691        (34,223)        67,543       (176,389)
              (Decrease) increase in deferred revenues ..........       (44,000)        31,997       (122,000)       (84,804)
              (Decrease) in due to affiliate ....................          --             --           (4,816)       (50,000)
              (Decrease) increase in other liabilities ..........        26,137            937          2,137        (24,957)
                                                                                   -----------    -----------    -----------

                      Net cash used in operating activities .....      (450,867)      (299,053)    (1,057,870)    (1,046,913)
                                                                    -----------    -----------    -----------    -----------
Cash flows from investing activities
    Purchase of property and equipment ..........................        (3,314)        (7,603)       (10,316)       (28,265)
                                                                    -----------    -----------    -----------    -----------
                      Net cash used in investing activities .....        (3,314)        (7,603)       (10,316)       (28,265)
                                                                    -----------    -----------    -----------    -----------
Cash flows from financing activities
    Proceeds received in advance for issuance of preferred stock        967,000           --        1,491,000           --
    Proceeds from issuance of common stock ......................          --             --            --         2,016,500
                                                                    -----------    -----------    -----------    -----------
                      Net cash provided by financing activities .       967,000           --        1,491,000      2,016,500
                                                                    -----------    -----------    -----------    -----------
                      NET INCREASE (DECREASE) IN CASH ...........       512,819       (306,656)       422,814        941,322

Cash at beginning of period .....................................       536,159      1,258,993        626,164         11,015
                                                                    -----------    -----------    -----------    -----------

Cash at end of period ...........................................   $1,048,978 $       952,337    $ 1,048,978    $   952,337
                                                                    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                      Westergaard.com, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the nine months ended July 31, 2000 and 1999



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

          As a result of the matter discussed in Note F-2 to these financial statements, the Board of Directors of the Company decided to cease operations effective August 15, 2000 and began to formulate a plan to sell or liquidate for the Company. Subsequently, the Company entered into negotiations with an unrelated party for a potential business combination. A letter of intent was exchanged between the Company and the third party, on September 1, 2000, with respect to a potential merger between the two unaffiliated entities.

          The consolidated financial statements include the assets, liabilities and results of operations of the Company's wholly-owned subsidiary, Westergaard Broadcasting Network, Inc. All intercompany balances and transactions have been eliminated.

          The unaudited interim financial statements reflect all adjustments (consisting of normal, recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's registration statements on Form 10-SB filed with the Securities Exchange Commission (the "SEC"). Results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

                      Westergaard.com, Inc. and Subsidiary

                For the nine months ended July 31, 2000 and 1999



NOTE A (CONTINUED)

     3.   Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful life of the asset. Computer equipment and furniture are depreciated over 5 to 7 years. Computer software is amortized over 3 years. Leasehold improvements are amortized over the lives of their respective leases or the service lives, whichever is shorter. Subsequent to July 31, 2000, in connection with the matters discussed in Note A-1, management has determined the fair value of all property and equipment to be negligible and has distributed such assets to its employees.

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

     5.   Earnings Per Share

          Earnings per share are calculated under the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 requires the presentation and disclosure of basic earnings per share, and, if applicable, diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. In computing diluted earnings per share, only potential common shares that are

                      Westergaard.com, Inc. and Subsidiary

                For the nine months ended July 31, 2000 and 1999



NOTE A (CONTINUED)

          dilutive (those that reduce earnings per share or increase loss per share) are included. Exercise of stock options is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.

     6.   Revenue Recognition

          Conference revenue is recognized when the conference is presented is recorded net of fees waived. Funds received in advance are treated as deferred revenue until the service is provided.

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

NOTE B - RELATED PARTY TRANSACTIONS

     Included in due to affiliate are liabilities in connection with unpaid expense reimbursements made by Westergaard Publishing Corporation ("Publishing"), an affiliated entity under common control, on behalf of the Company and an outstanding loan balance of $50,000 at July 31, 2000 from Publishing. The loan bears interest of 8% per annum. The loan does not have a scheduled repayment date.

                      Westergaard.com, Inc. and Subsidiary

                For the nine months ended July 31, 2000 and 1999



NOTE D - STOCK OPTIONS AND STOCK-BASED COMPENSATION

     During 1998, the Company established a stock option plan accounted for under APB 25 and related interpretations. Options currently outstanding are exercisable either immediately or up to four years from the grant date and expire ten years after the grant date. No compensation cost has been recognized for the plan for the three months and nine months ended July 31, 2000 and 1999. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss would have increased from $532,677 to $624,154 and $299,619 to $1,347,244 for the three months ended July 31, 2000 and 1999, respectively, and from $1,069,013 to $1,409,858 and $779,375 to $2,895,798 for the nine months ended July 31, 2000 and 1999, respectively. During the nine months ended July 31, 2000, the Company granted options to purchase 525,000 shares to employees with a range of exercise prices between $.80 and $1.00 per share.

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

                                                        JULY 31,
                                                          2000
                                                      ------------
Deferred tax asset
    Net operating loss benefit ..............         $ 1,599,000
    Less valuation allowance ................          (1,599,000)
                                                      ------------
       Net deferred tax asset ...............         $   - 0 -
                                                      ============

                      Westergaard.com, Inc. and Subsidiary

                For the nine months ended July 31, 2000 and 1999



NOTE E (CONTINUED)

     At July 31, 2000, the Company has carryforward losses which are available to offset future Federal and state taxable income. Such losses expire as follows:

                   Net operating loss                 Expiration date
                   ------------------                 ---------------
                      $   617,000                        10/31/2017
                          543,000                        10/31/2018
                        1,170,000                        10/31/2019
                        1,123,000                        10/31/2020
                       ----------

                       $3,453,000
                       ==========

NOTE F - COMMITMENTS AND CONTINGENCIES

     1.   Operating Leases

          The Company is obligated to make payments under noncancellable operating leases expiring in 2000 and 2001. Such leases contain renewable options which allow the Company to renew the lease for two additional years at the end of each lease period. Total rental expenses for the nine months ended July 31, 2000 and 1999 were approximately $58,000. At July 31, 2000, f Future aggregate minimum annual rent payments under these operating leases are approximately as follows:

                   Fiscal                              Minimum Rental
                    Year                                 Commitment
                   ------                              --------------
                    2000                                  $16,000
                    2001                                   21,000
                                                          -------

                                                          $37,000
                                                          =======

                      Westergaard.com, Inc. and Subsidiary

                For the nine months ended July 31, 2000 and 1999



NOTE F (CONTINUED)

     2.   SEC Investigation

          The Company had been the subject to a formal order of investigation dated February 13, 1998 pursuant to Rule 7(a) of the SEC Rules relating to investigations. The investigation concerns certain allegations that the Company may have failed to make appropriate disclosures on its Web pages.

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

          In addition, the SEC in connection with its review of the Company's Web pages and certain press releases, provided the Company with a draft complaint alleging claims under Section 17(b) of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and also with forms of proposed consents and judgments. The complaint had not yet been filed as of July 31, 2000.

          Subsequent to July 31, 2000, the SEC agreed in principle not to pursue the 10(b) claim asserted against the Company and provided the Company its final comments to the draft complaint mentioned above. The SEC comments delete the 10(b) claim against the Company and the final judgment will not provide for monetary relief but will include a permanent injunction restraining the Company from violating SEC Rule
          Section 17(b).

NOTE G - EARNINGS PER SHARE

     The weighted-average shares used in computing earnings per share were 11,916,445 and 11,104,648, respectively, for the nine months ended July 31, 2000 and 1999. As the Company had net operating loss from continuing operations, the effect of stock options outstanding at July 31, 2000 and 1999 is antidilutive and is therefore not part of the computation of diluted earnings per share.

                      Westergaard.com, Inc. and Subsidiary

                For the nine months ended July 31, 2000 and 1999



NOTE H - GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred accumulative losses of approximately $3,552,000 as of July 31, 2000. The Company's continuing operating losses and insufficient cash flow to meet its operating needs as well as the matters discussed in Note A-1 are factors, among others, which may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     As discussed in Note A-1, the Company has suspended its business operations effective August 15, 2000, and is currently in negotiations with an unrelated party for a potential business combination. The Company's continuation as a going concern, at this time, is dependent upon the outcome of these negotiations.

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

Overview

The results of the quarter ended July 31, 2000, should not be viewed as the results of a company seeking to operate in the normal course of business. On August 15, 2000, we shutdown our website, www.westergaard.com and suspended all business operations. Our Board of Directors has considered the options to sell, merge or liquidate the Company. Recently, we have entered into negotiations with an unrelated party for a potential business combination. We exchanged a letter of intent with this unrelated party on September 1, 2000, regarding a potential merger. However, there can be no guarantee that this potential merger will occur. We have prepared Management's Discussion and Analysis of Financial Condition and Results of Operations assuming that the reorganization and/or merger will not occur. We currently have no full time employees and our Vice President is working on a part time basis to assist in the preparation of the financial statements required in this Form 10-QSB. The comparisons of current and prior year periods set forth below should be evaluated in light of our current operating status.

COMPARISON OF RESULTS FOR THE FISCAL QUARTER ENDED JULY 31, 1999, TO THE FISCAL QUARTER ENDED JULY 31, 2000.

Our third fiscal quarter ended on July 31st . Any reference to the end of the fiscal quarter refers to the end of the third fiscal quarter for the periods discussed herein.

REVENUE. Revenues increased by $18,129 or 5.45% to $350,996 for the nine months ended July 31, 2000, as compared to $332,867 for the comparable period of 1999. For the three months ended July 31, 2000, revenues increased by $24,811 or 24.19% to $127,360, as compared to $102,549 for the comparable period in 1999. Revenues for the three and nine month periods ended July 31, 2000, were primarily generated from our increase of member affiliate fees which increased by $52,664 or 54.11% to $150,000 for the nine months ended July 31, 2000, as compared to $97,336 for the comparable period of 1999. For the three months ended July 31, 2000, member affiliate fees increased by $45,997 or 153.31% to $76,000, as compared to $30,003 for the comparable period in 1999.

However, We do not expect to continue to receive revenues from our member affiliates or conference fees after the third fiscal quarter of 2000. Currently, we have no member affiliates and have not scheduled any future conferences. We do not expect to receive revenues from any other sources at this time.

EXPENSES. Total expenses increased by $307,767 or 27.67% to $1,420,009 for the nine months ended July 31, 2000, as compared to $1,112,242 for the comparable period of 1999. For the three months ended July 31, 2000, total expenses increased by $257,869 or 64.12% to $660,037, as compared to $402,168, for the comparable period in 1999. Expenses consist primarily of salary and administrative costs as well as professional services and fees. These expenses also include rent, office supplies, conference expenses, leases of computer equipment, advertising and marketing, and telephone charges.

On September 7, 2000, we terminated our lease for our offices located at 530 West 43rd Street, New York, New York 10036. We have no full time employees and one part time employee. Also, we have not ordered any office supplies and do not plan to conduct any advertising or marketing in the foreseeable future. We expect that our expenses will decrease after the third fiscal quarter as we pay accrued expenses and, with the exception of legal and accounting expenses, do not accumulate new expenses.

LIQUIDITY AND CAPITAL RESOURCES. We incurred losses during the fiscal quarter ended July 31, 2000. Our net loss for the nine months ended July 31, 2000 was $1,069,013 as compared to the comparable period of 1999, when we had net losses of $779,375. Payments in future quarters will be primarily the result of accrued expenses and continuing legal and accounting fees. The Board of Directors is considering a sale or liquidation of the Company. In the absence of such a reorganization or merger, we intend to liquidate the Company.

                                     PART 11

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The SEC in connection with its review of the Company's Web pages and certain press releases, provided the Company with a draft complaint alleging claims under Section 17(b) of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and also with forms of proposed consents and judgments. The complaint had not yet been filed as of July 31, 2000.

Subsequent to July 31, 2000, the SEC agreed in principle not to pursue the 10(b) claim asserted against the Company and provided the Company its final comments to the draft complaint mentioned above. The SEC comments delete the 10(b) claim against the Company and the final judgment will not provide for monetary relief but will include a permanent injunction restraining the Company from violating SEC Rule Section 17(b).

In addition, we had been the subject of a formal order of investigation dated February 13, 1998, pursuant to Rule 7(a) of the SEC Rules relating to investigations, as mentioned in our 10-QSB for the period ended April 30, 2000. The investigation concerned allegations that we may have failed to make appropriate disclosures on our web pages.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTED SECURITIES

From March 28, 2000, to May 25, 2000, we offered for sale an aggregate of 149,100 shares of our preferred stock pursuant to the exemption from registration provided by Regulation D Rule 506 and Sections 4(2) and 4(6) of the Securities Act of 1933. The shares were offered at $10.00 per share to a limited number of individual and entity investors. 24 accredited investors had subscribed to purchase the shares. Pursuant to this offering we had raised $1,491,000. No certificates had been issued and with the commencement of the SEC investigation, the financing was cancelled with the funds being placed in escrow for return to the investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 23, 2000. At that meeting the shareholders voted for the following individuals to serve on our board of directors: John Westergaard, Thomas Wojciechowski Derrick Ashcroft, Wenke B. Thoman, William R. Grant, and Joseph Allen. However, after being elected to the board of directors, John Westerggard resigned from the position due to health reasons. The shareholders also ratified Ratification of Grant Thorton, LLP as independent certified public accountants.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report.

         There are no exhibits to be filed as part of this report.

(b)      Reports of Form 8-K

The following two reports on Form 8-K were filed by the Company during the quarter ended July 31, 2000:

On June 26, 2000, we filed a Form 8-K stating that John Westergaard resigned from the Company due to health reasons.

On August 16, 2000, we filed a Form 8-K stating that our website www.westergaard.com was shutdown on August 15, 2000; that the board of directors of Westergaard.com, Inc., is considering whether to reorganize the Company; and that we suspended all business operations on August 15, 2000, pending such decision.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 5, 2000                      WESTERGAARD.COM, INC.
                                            By: /s/ ANNE STRATON
                                                -------------------------------
                                                    Anne Straton, Vice President