Form 10QSB
period 2007-07-31
WESTERGAARD COM INC
filed 2007-09-13
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Westergaard.com, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2002729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

US Representative Office

17 State Street, Suite 1610

New York, NY 10004

 (Address of principal executive offices)

(212) 732-7184

 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [  ] No [X]

As of September 12, 2007, there were 11,948,445 shares of Common Stock, par value $0.0001 outstanding and no shares of Preferred Stock, par value is $.001 outstanding.

PART I – FINANCIAL INFORMATION

WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEET
JULY 31, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash	$42

Total current assets	$42

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	741,125

Total current liabilities	741,125

Stockholders' deficit
Common stock, par value $0.001, 100,000,000 authorized, 11,948,445 issued and outstanding	11,948
Additional paid in capital	2,954,960
Accumulated deficit	(3,707,991)

Total stockholders' deficit	(741,083)

Total liabilities and stockholders' deficit	$42

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDING JULY 31, 2007 and 2006
(UNAUDITED)

	Three Months ending July 31		Nine Months ending July 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Expenses:
General and administrative	6,669	1,326	8,526	8,948

Total expenses	6,669	1,326	8,526	8,948

Net loss	$(6,669)	$(1,326)	$(8,526)	$(8,948)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	11,948,445	11,948,445	11,948,445	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
NINE MONTHS ENDED JULY 31, 2007 and 2006
(UNAUDITED)

	2007	2006

Cash flows from operating activities:

Net loss	$(8,526)	$(8,948)

Changes in current assets and liabilities:
Prepaid expenses	200	(400)
Accounts payable and accrued expenses	7,569	1,824

Net cash used in operating activities	(757)	(7,524)

Net decrease in cash	(757)	(7,524)

Cash, beginning of period	799	8,395

Cash, end of period	$42	$871

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

We were incorporated under the laws of the State of Delaware on August 15, 1996, as "Westergaard Online Systems, Inc." On February 18, 1999, we formally changed our name to Westergaard.com, Inc. (the “Company”).  We commenced operations on January 1, 1996.  We initially sought to engage in the business of online publishing primarily to provide investment research on publicly traded Micro-Mid Cap companies.  The service was designed to assist in creating market liquidity and shareholder value for such companies.  We also intended to sponsor conferences focusing on Micro-Mid Cap companies.  We currently have no business or operations and are seeking to acquire, though merger or similar transaction, an operating business.

We have not had ongoing business operations since 2000.  We thus became a shell or “blank check company”.  As defined in Section 7(b) (3) of the Securities Act of 1933, a “blank check company” is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, in that connection.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

On July 22, 2005 we received correspondence from the Securities and Exchange Commission that we were not in compliance with our reporting requirements under Section 13(a) of the Securities Exchange Act of 1934.  One of the available responses to this letter was to terminate our registration under the Securities Exchange Act of 1934.  After several discussions with the Securities and Exchange Commission, we determined that it was in our best interest to implement such a response because we did not have an ongoing business and had not for approximately the past four years.  Accordingly, we executed an Order Instituting Proceedings, Making Findings, and Revoking Registration of Securities pursuant to Section 12(j) of the Securities Exchange of 1934 on September 8, 2005.  Pursuant to that Order, the registration of each class of our securities registered pursuant to Section 12 of the Exchange Act was revoked.  Consequently, we ceased reporting under the Securities Exchange Act of 1934.    However, we decided to once again seek, investigate, and if warranted, acquire an interest in a business opportunity.  Accordingly, we voluntarily filed a registration statement on Form 10-SB with the SEC on June 26, 2007 to once again, register our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934.  As a result of filing such registration statement, we are obligated to file this periodic report, as well as other interim and periodic reports on an ongoing basis.

Basis of Presentation

The consolidated balance sheet of the Company as of July 31, 2007, the related consolidated statements of operations for the three months and nine months ended July 31, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended July 31, 2007 and 2006, included in the financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the company’s financial position and results of operations.  The results of operations for the three months and nine months ended July 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Westergaard.com, Inc. and its wholly owned subsidiary, Westergaard Broadcasting Network.com, Inc.  All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities at the date of the balance  sheet.  Actual results could differ from those estimates

Cash and Cash Equivalents

Cash  and  cash  equivalents  include  cash  and  all  highly  liquid  financial instruments with purchased maturities of three months or less.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount approximates fair value.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Stock Based Compensation

The Company adopted the provisions of SFAS No. 123(R) in the first quarter of fiscal 2006 which requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models.  The Company used the modified prospective method of adoption and continues to use the Black-Scholes option pricing model to value share-based payments.  The modified prospective method requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At July 31, 2007, the Company’s accumulated deficit was $3,707,991.  The Company will still require additional working capital.  The Company is in the process of locating a suitable merger candidate and enter into a reverse merger to continue its business operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share.  These shares have full voting rights.  The Company has not paid a dividend to its shareholders.

In March 1998, the Company established a Stock Option Plan (the “Plan”).  At July 31, 2007 there were 200,000 options outstanding and exercisable under the Plan.  Each such option allows the holder to purchase one share of our common stock, for an aggregate total of 200,000 shares of common stock, at a purchase price of $1.00 per share.  All of the outstanding options expire in March 2008.  The board of directors terminated the Plan on April 1, 2007, and no further options may be granted under the Plan.

NOTE 4 – CONTINGENCIES

In connection with the SEC’s review of our Web pages and certain press releases, the SEC provided us with a draft complaint alleging claims under Section 17(b) of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and also with forms of proposed consents and judgments. In July 2000, the SEC agreed in principle not to pursue the 10(b) claim asserted against us and provided us with its final comments to the draft complaint mentioned above. The SEC comments deleted the 10(b) claim against us.  The final settlement did not provide for monetary relief but did include a permanent injunction restraining us from violating SEC Rule Section 17(b).

Item 2

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.  This discussion contains forward-looking statements based on current expectations, which involve uncertainties.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.  Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

From our inception in 1996 through 2000, we have considered ourselves a development stage company. Our primary activities prior to our ceasing our operations consisted of the following:

•

Developing a business model;

•

Marketing our services to small cap companies;

•

Recruiting employees and analysts;

•

Initial planning and development of our web sites; and

•

Building of infrastructure of web sites.

However, since 2000, when we formally ceased operations, we have had no business or operations.  Recently, our management determined that it was in the best interests of our shareholders to seek an operating company to acquire.  All of our efforts are now focused on finding such an acquisition candidate, although we do not currently have any candidates identified, and we have only had very preliminary negotiations regarding potential candidates.

Comparison of results for the three months and nine months ended July 31, 2007 to the three and nine months ended July 31, 2006.

Our fiscal year ends on October 31st. Therefore, any reference to the end of the year refers to the end of the stated fiscal year.

REVENUE.

Total revenues for the three and nine months ended July 31, 2007 were $0.  This was unchanged from our net revenues for the three and nine months ended July 31, 2006.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the three and nine months ended July 31, 2007 was approximately $6,669 and $8,526, respectively.  This was an increase of approximately $5,343 or 403% from our total costs of $1,326 for the three months ended July 31, 2006 and a decrease of $422 or 5% from our total costs of approximately $8,948 for the nine months ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception, and at the end of the nine months ending on July 31, 2007, had an accumulated deficit of approximately $3,707,991. We were unable to generate sufficient funds from our operations to finance our expenses so relied upon the cash that was originally raised from private financings to fund our expenses.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and acting chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2007. Based on this evaluation, our principal executive officer and our acting chief accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

(b)

Changes in internal controls

During the quarter ended July 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management does not expect that Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.

 Legal Proceedings

SEC Investigation

We were subject to a formal order of investigation dated February 13, 1998 pursuant to Rule 7(a) of the SEC Rules relating to investigations. The investigation concerned certain allegations that we may have failed to make appropriate disclosures on our Web pages.

In connection with the SEC’s review of our Web pages and certain press releases, the SEC provided us with a draft complaint alleging claims under Section 17(b) of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and also with forms of proposed consents and judgments. In July 2000, the SEC agreed in principle not to pursue the 10(b) claim asserted against us and provided us with its final comments to the draft complaint mentioned above. The SEC comments deleted the 10(b) claim against us.  The final settlement did not provide for monetary relief but did include a permanent injunction restraining us from violating SEC Rule Section 17(b).

Other than as set forth herein, we are not a party to any material legal proceeding and to our knowledge; no such proceeding is currently contemplated or pending.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Unregistered Sales of Equity Securities

(b)

Not Applicable.

(c)

Not Applicable.

(d)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the period covered by this Report.

ITEM 5. OTHER INFORMATION

(a)

Not applicable.

(b)

Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

3.1	Articles of Incorporation, as amended.

3.2	By-Laws, Incorporated by Reference to Exhibit 2.2 in the Company’s Form 10-SB filed on March 2, 2000

31.1	Certification of President/Treasurer and Vice President required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of President/Treasurer and Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 12, 2007

WESTERGAARD.COM, INC..

By:

/s/  Anne Straton

Anne Straton,

President and Treasurer

By:

/s/  Louis Taubman

Louis Taubman,

Vice President