Form 10KSB
period 2007-10-31
WESTERGAARD COM INC
filed 2008-02-13
CIK 1106974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended October 31, 2007

Commission File Number 0-50092

WESTERGAARD.COM, INC.

(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2002729 (I.R.S. Employer Identification No.)

17 State Street, 16th Floor, New York, NY (Address of Principal Executive Offices)	10004 (Zip Code)

(212) 732-7184

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                             YES                        X NO

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been  subject to such filing  requirement  for the past 90 days.

                         X    YES                        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  X   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         X     YES                          NO

The issuer's revenues for its most recent fiscal year were:  $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 11, 2008 was $0, since our common equity does not trade on any market or exchange.

The number of shares of our common stock outstanding on February 11, 2008 was 11,948,445.

TABLE OF CONTENTS

PART I
Item 1	Description of Business………………………………...	Page 4
Item 2	Description of Property………………………………...	Page 6
Item 3	Legal Proceedings……………………………………..	Page 6
Item 4	Submission of Matter to a Vote of Security Holders…..	Page 7

PART II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities…………………	Page 7
Item 6	Plan of Operations ……………………………………	Page 8
Item 7	Financial Statements…………………………………..	Page F-1
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure………………………………………………	Page 14
Item 8A	Controls and Procedures………………………………	Page 14

PART III
Item 9	Directors and Executive Officers of the Registrant……	Page 16
Item 10	Executive Compensation………………………………	Page 19
Item 11	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters………..	Page 21
Item 12	Certain Relationships and Related Transactions……….	Page 22
Item 13	Exhibit List…………………	Page 23
Item 14	Principal Accountants Fees and Services………………	Page 24

	Signatures………………………………………………	Page 25

PART I.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

From time to time, we may make written statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties; or

(i) insufficient revenues to cover operating costs.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the our businesses.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB and any Current Reports on Form 8-K filed by us.  All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement above.

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

We were incorporated under the laws of the State of Delaware on August 15, 1996, as "Westergaard Online Systems, Inc." On February 18, 1999, we formally changed our name to Westergaard.com, Inc.  We commenced operations on January 1, 1996. Our principal business address is 17 State Street, Suite 1610, New York, New York 10004. Our telephone number is (212) 732-7184. We have a wholly owned subsidiary, Westergaard Broadcasting Network.com, Inc., which was an investment research, publishing and broadcasting venture but is now inactive.

We initially sought to engage in the business of online publishing primarily to provide investment research on publicly traded Micro-Mid Cap companies.  The service was designed to assist in creating market liquidity and shareholder value for such companies.  We also intended to sponsor conferences focusing on Micro-Mid Cap companies.  We currently have no business or operations and are seeking to acquire, through a merger or similar transaction, an operating business.

On January 9, 2001, all of the members of our Board of Directors, except for John Westergaard, resigned.  On September 3, 2002, John Westergaard stepped down as our sole director.  Immediately prior to his resignation, he appointed Anne H. Straton, Louis E. Taubman and Wenke B. Thoman to serve as our directors.  Ms. Straton and Mr. Taubman were also appointed to serve as our interim executive officers.  Ms. Straton serves as our President and Treasurer; Mr. Taubman serves as our Executive Vice President and Secretary.

We have never been a party to any bankruptcy, receivership, or similar proceeding.

We have not been subject to any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have not had ongoing business operations since 2000.  We thus became a shell or “blank check company,” run by Ms. Straton, Mr. Taubman and Ms. Thoman.  As defined in Section 7(b) (3) of the Securities Act of 1933, a “blank check company” is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing “penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, in that connection.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

On July 22, 2005 we received correspondence from the Securities and Exchange Commission that we were not in compliance with our reporting requirements under Section 13(a) of the Securities Exchange Act of 1934.  One of the available responses to this letter was to terminate our registration under the Securities Exchange Act of 1934.  After several discussions with the staff of the Securities and Exchange Commission, we determined that it was in our best interest to implement such a response because we did not have an ongoing business and had not for approximately the past four years.  Accordingly, we executed an Order Instituting Proceedings, making Findings, and Revoking Registration of Securities pursuant to Section 12(j) of the Securities Exchange of 1934 on September 8, 2005.  Pursuant to that Order, the registration of each class of our securities registered pursuant to Section 12 of the Exchange Act was revoked.  Consequently, we ceased reporting under the Securities Exchange Act of 1934.

However, we decided to once again seek, investigate, and if warranted, acquire an interest in a business opportunity.  Therefore, we voluntarily filed a registration statement on Form 10-SB on June 26, 2007 to once again, register our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934; such registration became effective on August 27, 2007 and as a result, we are obligated to file this periodic report, as well as other interim and periodic reports on an ongoing basis.  As a reporting company, we may be more attractive to a private acquisition target because our common stock may thereby be eligible to be quoted on the OTC Bulletin Board or other markets or exchanges.  We anticipate that we will continue to file such reports as required under the Exchange Act and we intend to apply for listing on the OTC Bulletin Board within the next six months.

We are not restricting our search for an acquisition target to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.  Our future success will be dependent upon our ability to locate and consummate a merger or acquisition with an operating company and, ultimately, to attain profitability.  There is no assurance that we will be successful in consummating a merger or acquisition with an operating company or that we will attain profitability.

Research and Development

We are not engaged in any research and development activities.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

Almost all of our employees were terminated on August 15, 2000.  Our only employees are our Officers and Directors, Ms. Straton, Mr. Taubman and Ms. Thoman.  We do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.   Our current employees have not received any salary or other remuneration since 2003.  None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

Operations

We have not conducted any operations in approximately the last four years.  Additionally, we have not performed any services or earned any revenue during this time period.

Need for Government Approval

Since we do not have any operations, we do not currently require the approval of any government agency.  However, such approval may become necessary based upon the type of business we ultimately engage in.

Environmental Compliance

We do not face any environmental compliance issues or costs.

ITEM 2.

DESCRIPTION OF PROPERTY

When we ceased operations in 2000, we terminated all of our leases.  Our current officers and directors work out of their individual offices, which are located throughout New York City.  The officers communicate regularly via telephone and will meet together at their respective offices when required.  Our corporate office is currently the office of Leser, Hunter, Taubman and Taubman, which our Vice President, Mr. Taubman, agreed to provide us free of charge.

ITEM  3.

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

Other than as disclosed herein, we are not a party to any material legal proceeding and we are unaware that any such proceeding is contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered buy this Report.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market or Markets

Our securities began trading on the Nasdaq Bulletin Board under the symbol "WSYS" on June 12, 1997; it was later removed from the Bulletin Board on March 8, 2001 to the pink sheets and ceased trading on February 16, 2006.   Currently, our common stock does not trade on any market or exchange.  We do however intend to apply for listing on the OTC Bulletin Board within the next six months.

Approximate Number of Holders of Common Stock

The number of holders of record of our common stock is estimated to be 108.

Dividends

The holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors.  We have not paid any dividends on the common stock nor do we anticipate paying dividends on our common shares in the foreseeable future.

The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Securities Authorized for issuance under equity compensation plans

In March 1998, we established a Stock Option Plan. However, due to our lack of operations and business, our board of directors terminated such Plan on April 1, 2007.  As of the date of this filing, 200,000 options remain outstanding under the Plan.  Each such option allows the holder to purchase one share of our common stock, for an aggregate total of 200,000 shares of common stock, at a purchase price of $1.00 per share.  All of the outstanding options expire in March 2008.  Due to the termination of the Plan, no further options may be granted under the Plan.

The Securities Enforcement and Penny Stock Reform Act of 1990

Our common stock may be considered a "penny stock" as defined in certain rules under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets is considered a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under the Act as a “penny stock.”  The Commission's Rule 15g-9 regarding penny stocks imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock, if it is a penny stock, should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade out securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while provisions of this Act might be applicable to those securities.  In addition, various state securities laws impose restrictions on transferring "penny stocks".

Blue Sky Compliance

The securities laws of the several states, Blue Sky laws, may restrict trading of penny stock companies.  Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states’ securities administrators.  The effect of these states’ laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.

Recent Sales of Unregistered Securities

We have not sold any securities within the past three years that were not registered under the Securities Act.

ITEM 6.

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

Overview

From our inception in 1996 through the present, we have considered ourselves a development stage company. Our primary activities prior to our ceasing our operations consisted of the following:

•

Developing a business model;

•

Marketing our services to smallcap companies;

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

Comparison of results for the fiscal year ended October 31, 2007, to the fiscal year ended October 31, 2006.

REVENUE.

Total revenues for the year ended October 31, 2007 were $0.  This was unchanged from our net revenues for the year ended October 31, 2006.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the year ended October 31, 2007, was approximately $11,503.  This was an increase of approximately $2,537 or 28% from our 2006 expenses of $8,966.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception, and at the end of the fiscal year on October 31, 2007, had an accumulated deficit of approximately $3,710,968. Since we were unable to generate sufficient funds from our operations to finance our expenses, we relied upon the cash that was originally raised from private financings to fund our expenses.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

Risk Factors

You should carefully consider the risks described below before making an investment in us.    All of these risks may impair our business operations.  If any of the following risks actually occurs our business, financial condition or results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We may not be able to successfully obtain an appropriate merger candidate.

Having ceased operations in 2000 without making significant revenues prior thereto, it is vital that we find a business opportunity to re-ignite our business.  Ideally, we should find a merger candidate that will increase shareholder value and enable us to commence operations.  However, there is no assurance that we can identify such a business opportunity and consummate such a business combination.

Our Limited Operating History Makes It Difficult To Determine Our Future Success.

We were incorporated on August 15, 1996, and launched our first online publishing site in December 1997, although it was unsuccessful.  Furthermore, we ceased operations in 2000 and have not had any ongoing business since 2003.  Accordingly, we have a limited operating history upon which to evaluate our business and prospects.  Potential investors should consider the risks, expenses, and difficulties associated with developmental stage companies and information companies. These risks include, but are not limited to, the absences of a significant operating history, lack of market recognition, and limited banking and financial relationships.

Our Stock Does Not Currently Trade, Which May Affect Our Stock's Liquidity.

4,199,920 shares of our common stock are estimated to be currently free trading. There are also 7,748,525 shares of our common stock, which are "restricted securities," subject to volume limitations and other conditions of Rule 144 under the Securities Act. Due to the Order Instituting Proceedings, making Findings, and Revoking Registration of Securities pursuant to Section 12(j) of the Securities Exchange of 1934, which we executed on September 8, 2005 and which is explained further in Note 1 to our Financial Statements, our common stock was ineligible to trade on an exchange.  We must obtain approval from the SEC and the NASD to re-list our common stock on an exchange and there can be no guarantee that we will obtain such approval.  Additionally, even if our common stock is listed on an exchange, we cannot assure that an active trading market for our stock will develop. In the absence of any readily available secondary market for our securities, holders thereof may experience great difficulty in selling their securities at or near the price originally paid by them.

Our common stock may be considered a “penny stock” and may be difficult to sell.

Penny stocks typically are equity securities with a price of less than $5.00 a share, other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities are provided by the exchange or system. Currently our common stock does fall under the definition of a penny stock and is subject to Section 15(g) of the Securities Exchange Act of 1934 and the relevant rules thereunder. The "penny stock" rules impose additional sales practice requirements on the broker-dealers who sell our securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouse). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation received by the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and the broker-dealer must obtain the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules and investors may find it more difficult to sell their securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

 We May Not Be Able to Obtain the Financing and Capital Required to Maintain and Grow Our Business.

To date, we have incurred net losses, including net losses of $11,503 and $8,966 for the years 2007 and 2006, respectively. As of October 31, 2007, we had an accumulated deficit of $3,710,968. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent certified public accountants' report on the financial statements includes an explanatory paragraph stating that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things, which raises doubts about our ability to continue as a going concern.

 If we are unable to successfully evaluate a business opportunity it would have a negative impact on our future.

Management will seek out and investigate business opportunities through every reasonably available avenue, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also present ourselves as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.  However, there can be no assurance that we will be able to identify a suitable merger candidate.

We do not know the structure of future acquisitions or how they will affect us.

Management has had only preliminary contacts and discussions regarding proposals or arrangements to engage in or acquire assets, property or a business, however, we have no present plans or agreements in place with regard to any specific acquisition.  Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.  However, because we have virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.  Notwithstanding the foregoing, we cannot guarantee that we will ever have such a plan or agreement for an acquisition, in which case, our securities will have virtually no value.

The Absence of any Substantive Disclosure Relating to Prospective Acquisitions could substantially increase the risk of any transaction.

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors will have virtually no substantive information upon which to base a decision whether to invest in us.  Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. We cannot provide any assurance that any investment in us will not ultimately prove to be less favorable than such a direct investment.

Risks associated with select industries or businesses are currently unknown and cannot be ascertained.

We have not identified any particular industry or business in which to concentrate our potential interests.  Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may ultimately consummate an acquisition.  To the extent that we may acquire a business in a high-risk industry, we will become subject to those risks.  Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject.  Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

We Are Dependent On Key Existing And Future Personnel For Our Success.

Our success will depend to a large degree upon the efforts and abilities of our officers and key management employees. The loss of the services of one or more of our key employees could have a material adverse effect on our business prospects and potential earning capacity. As our business grows, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. There can be no assurances that we will be able to recruit or retain such new employees on terms suitable to us.

We Do Not Pay A Dividend On Our Common or Preferred Stock.

We have not paid any cash dividends to date, and there are no plans for paying cash dividends on our common stock in the foreseeable future. Initial earnings that we realize, if any, will be retained to finance our growth. Any future dividends, of which there can be no assurance, will be directly dependent upon our earnings, our financial requirements, and other factors.

We have received a going concern opinion from our independent auditors.

We have received a going concern opinion from our independent auditors LBB and Associates Ltd,. LLP, concerning our October 31, 2007 and 2006 financial statements. The independent auditor’s report accompanying our October 31, 2007 and 2006 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

ITEM 7.      FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Westergaard.com, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Westergaard.com, Inc. as of October 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westergaard.com, Inc. as of October 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 17, 2007

WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2007

ASSETS

Current assets:
Cash	$ -

Total current assets	-

Total Assets	$ -
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$ 744,060

Total current liabilities	744,060
Total liabilities	744,060

Stockholders' deficit
Preferred stock, par value $0.001, 10,000,000 authorized, 0
issued and outstanding	0
Common stock, par value $0.001, 100,000,000 authorized, 11,948,445	11,948
issued and outstanding
Additional paid in capital	2,954,960
Accumulated deficit	(3,710,968)

Total stockholders' deficit	(744,060)

Total liabilities and stockholders' deficit	$ -

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDING OCTOBER 31, 2007 and 2006

	2007	2006

Expenses:
General and administrative	$ 11,503	$ 8,966

Total expenses	11,503	8,966

Net income (loss)	$ (11,503)	$ (8,966)

Net income (loss) per Share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic and diluted	11,948,445	11,948,445

See Accompanying Notes to Consolidated Financial Statements

	WESTERGAARD.COM, INC.
	CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
	FOR THE YEARS ENDED OCTOBER 31, 2007 and 2006

			Additional
	Common Stock		Paid in	Accumulated
	Number	Value	Capital	Deficit	Total
Balance at October 31, 2005	11,948,445	$11,948	$2,954,960	$(3,690,499)	$(723,591)

Net income (loss)				(8,966)	(8,966)

Balance at October 31, 2006	11,948,445	11,948	2,954,960	(3,699,465)	(732,557)

Net income (loss)				(11,503)	(11,503)

Balance at October 31, 2007	11,948,445	$11,948	$2,954,960	$(3,710,968)	$(744,060)

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED OCTOBER 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:

Net loss	$ (11,503)	$ (8,966)

Changes in current assets and liabilities:
Prepaid expenses	200	(200)
Accounts payable and accured expenses	10,504	1,570

Net cash used in operating activities	(799)	(7,596)

Net increase in cash	(799)	(7,596)

Cash, beginning of period	799	8,395

Cash, end of period	$ -	$ 799

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

Cash  and  cash  equivalents  include  cash  and  all  highly  liquid  financial instruments with original purchased maturities of three months or less.

Fair Value of Financial Instruments

Our financial instruments consist of cash and accounts payable.  The carrying amount approximates fair value.

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

Stock Based Compensation

We adopted the provisions of SFAS No. 123(R) in the first quarter of fiscal 2006 which requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models.  We used the modified prospective method of adoption and continues to use the Black-Scholes option pricing model to value share-based payments.  The modified prospective method requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At October 31, 2007, our accumulated deficit was $3,710,968.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate and enter into a reverse merger to continue its business operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 – INCOME TAXES

For the years ended October 31, 2007 and 2006, we incurred net losses and, therefore, have no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,711,000 at October 31, 2007, and will begin expiring in the year 2017.  Our net operating loss carry forward may be subject to certain utilization limitations in the future as a result of a change in ownership.

The provision for refundable Federal income tax at the rate of 34% for the years ended October 31, 2007, and 2006 consists of the following:

	2007	2006
Refundable Federal income tax attributable to:
Current operations	$ 4,000	$ 3,000
Less, change in valuation allowance	(4,000)	(3,000)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amounts at October 31, 2007 is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,262,000
Less, Valuation allowance	(1,262,000)
Net deferred tax asset	$ -

NOTE 4 – COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share.  These shares have full voting rights.  We have not paid a dividend to our shareholders.

In March 1998, we established a Stock Option Plan (the “Plan”).  At October 31, 2007 there were 200,000 options outstanding and exercisable under the Plan.  Each such option allows the holder to purchase one share of our common stock, for an aggregate total of 200,000 shares of common stock, at a purchase price of $1.00 per share.  All of the outstanding options expire in March 2008.  The board of directors terminated the Plan on April 1, 2007, and no further options may be granted under the Plan.

NOTE 5 – CONTINGENCIES

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A.

CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures, and (ii) their internal control over financial reporting. The evaluators who performed this evaluation were our President and Treasurer, Anne Straton; their conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls are presented below.

Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the President and Treasurer, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the President and Treasurer by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The President and Treasurer’s evaluation of the our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the President and Treasurer sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the President and Treasurer disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our President and Treasurer concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to us is made known to management, including the President and Treasurer, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of February 11, 2008. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME

AGE

 POSITION

Anne H. Straton	43	President & Treasurer
Wenke B. Thoman	60	Director
Louis E. Taubman	39	Vice President & Secretary

Anne H. Straton, President and Treasurer:  Ms. Straton is currently an independent investment consultant specializing in strategic planning for privately held companies, and a registered representative with Raymond James Financial Services Inc.  Until recently, Ms. Straton was a Partner of Ameraudi Investment Services and Senior Vice President and Director of Ameraudi Asset Management Inc., a New York State registered investment advisor and wholly owned subsidiary

of Interaudi Bank.   Prior to Ameraudi, Ms. Straton served as Executive Vice President and General Manager of Westergaard.com and is currently the Executive Vice President of the Westergaard.com subsidiary Westergaard Broadcasting Network. Formerly, Ms. Straton worked for the United States Embassy in Bonn, Germany, where she managed the English speaking television network, ACT Entertainment, and for CNN International in London, UK where she worked in Business News.  In addition to her work in finance, Ms. Straton owns and operates an independent film production company, and has written, directed and produced both documentary and feature films for over 10 years. Ms. Straton received a Master of Arts in International Communication from the European Institute for International Communication in Maastricht, The Netherlands in 1993, and a Bachelor of Arts from the University of Vermont in 1985.

Louis E. Taubman, Vice President & Secretary.  Mr. Taubman is a co-founder and member of TriPoint Capital Advisors, LLC, a company which specializes in mergers and acquisitions and corporate development, compliance and finance. Through this position, he manages all legal aspects of TriPoint including strategic planning for the firm. Mr. Taubman advises clients with regard to corporate restructuring, compliance, finance, and the structuring of individual mergers and acquisitions. Prior to working with TriPoint, Mr. Taubman was Executive Vice President and General Counsel of GroupNow!, Inc. where he managed all legal aspects including strategic planning for GroupNow! and structuring of its acquisitions. In addition to his position with Tripoint, Mr. Taubman maintains a law practice located in New York's Financial District. Prior to entering private practice, Mr. Taubman served as an attorney in the legal department of Prudential Securities, Inc. As part of his law practice, Mr. Taubman provides counsel to issuers, investors and underwriters with regard to public and private finance, periodic reporting under the Securities Exchange Act of 1934, Williams Act reporting, M&A transactions and corporate governance issues. Mr. Taubman graduated cum laude from New York Law School and is a member of the New York Bar.

Wenke B. Thoman, Director: Ms. Thoman is the Vice President of Industrial Mineral Holdings, Inc., a company whose principal holding; Industrial Insulation Group, LLC produces high temperature industrial insulation in Colorado, Georgia, Louisiana and Texas. From 1990 to 1995, she served as Chairman of Rain Hill Group, a consulting firm specializing in corporate development issues. She served as VP Corporate Finance at Paine Webber from 1987-1990, VP Merger and Acquisitions at American Can Company from 1985-1987, VP Investment Banking at Donaldson Lufkin & Jenrette from 1980 - 1985 and Director of Corporate Development at Chargeurs SA, a diversified French company from 1977 to 1979. She currently serves as Director of various companies and non-profit organizations. Ms. Thoman was born in Norway and raised in Canada. She received her MBA from INSEAD, France in 1977 and attended McGill University in Canada from 1964-1966.

Corporate Governance

Due to our lack of operations and size, we have not designated an Audit Committee. Furthermore, our common stock is not currently quoted on any exchange, so we are not subject to any listing requirements mandating the establishment of any particular committees.  Our board of directors acts as our Audit Committee and performs equivalent functions, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. For these same reasons, we did not have any other separate committees during fiscal 2007; all functions of a nominating committee, audit committee and compensation committee are currently performed by our directors.

Our Board believes that, considering our size and the members of our Board, decisions relating to director nominations can be made on a case-by-case basis by all members of the board without the formality of a nominating committee or a nominating committee charter. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.

The Board does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis. Security holders wishing to recommend a director nominee for consideration should contact Ms. Anne Straton, President, at our offices in New York, New York and provide to Ms. Straton, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation; we will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. We must receive such a recommendation sixty days before each of our year end.

Although the Board does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for board, committee and shareholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the board of directors.

We have not received any recommendations for a director nominee from any shareholder.

Financial Expert

Since we ceased operations in 2000 and have not had any ongoing business since 2003, we have not deemed it necessary to have a financial expert.  If and when we find a suitable merger candidate and commence operations, we will comply with the requirements of Item 407 (d)(5) of Regulation S-B as necessary.

Board Independence

We only have one director, who is also our sole executive officer.  Accordingly, we do not have any "independent” directors, as that term is defined in Section 121(A) of the American Stock Exchange’s Listing Standards.  Since we are not subject to any listing requirements, Item 407 (a)(1)(ii) of Regulation S-B requires us to apply the definition of “independent” used by an exchange that does have such a requirement, such as the American Stock Exchange.

If and when we find a suitable merger candidate and commence operations, we will comply with the requirements of Item 407 of Regulation S-B as necessary.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than

10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Since we filed a Form 10-SB to register our common stock pursuant to Section 12(g) of the Act, on June 26, 2007, based upon our review of copies of such reports, our officers, directors and 10% stockholders filed the reports required by Section 16(a).

Code of ethics

As of October 31, 2007, we had not adopted a code of ethics that applied to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are not currently listed on an exchange and therefore are not subject to any listing requirements.  As disclosed elsewhere throughout this Report, we have not had any business operations since 2000.  However, we intend to apply for listing on the Over the Counter Bulletin Board within the next six months and therefore intend to adopt a code of ethics before such time.

ITEM 10.

EXECUTIVE COMPENSATION

No cash compensation has been awarded to, earned by or paid to Anne Straton, Louis Taubman, and Wenke B. Thoman for their services to us.  It is anticipated that for the foreseeable future, Ms. Straton, Mr. Taubman and Mr. Thoman, will receive no compensation in any form for services they provide to us in their capacities as executive officer and/or director. Prior to August 2000, our directors received compensation of $200 per board meeting and were reimbursed for out-of-pocket expenses incurred while attending board meetings.

 Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Anne Straton	100,000 (1)	0	0	1.00	3-31-2008
Louis Taubman	-	-	-	-	-

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(g)	(h)	(i)	(j)
Anne Straton	0	0	0	0
Louis Taubman	-	-	-	-

(1)

These include the ten-year incentive stock options granted to such individual on March 31, 1998, pursuant to our Stock Option Plan, which was terminated on April 1, 2007.  These options vest as follows: 10% on December 31, 1998, 20% on December 31, 1999, 30% on December 31, 2000 and 40% on December 31, 2001, and are not exercisable after the tenth anniversary of the grant date.  The options are exercisable at $1.00.

Employment Agreements

Currently, no employment agreements exist with any officer or employee.

Retirement/Resignation Plans

We do not have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)
(a)	(b)	(c)	(d)	(e)
Wenke Thoman	0	0	100,000 (1) (2)	0

Name	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(f)	(g)	(h)
Wenke Thoman	0	0	100,000

(2)

At the end of the fiscal year covered by this Report, 200,000 options are outstanding.

(3)

These include the ten-year incentive stock options granted to such individual on March 31, 1998, pursuant to our Stock Option Plan, which was terminated on April 1, 2007.  These options vest as follows: 10% on December 31, 1998, 20% on December 31, 1999, 30% on December 31, 2000 and 40% on December 31, 2001, and are not exercisable after the tenth anniversary of the grant date.  The options are exercisable at $1.00.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans.

Please see Part II, Item 5: “Market for Common Equity and Related Stockholder Matters” above.

Security Ownership of Certain Beneficial Owners and Management

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of the date hereof, there are 11,948,445 common shares issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage Of Voting of Securities (1)

Anne Straton 63 East 79th Street, Apt. 3B New York, NY 10021	1,136,473 (2)	9.5%

Wenke B. Thoman 180 East 95th Street New York, NY 10028	494,621 (2)	4.1%

Louis E. Taubman 17 State Street, Ste. 1610 New York, NY 10004	656,472(5)	5.5%

All directors and officers as a group (3 persons)	2,287,566	19.1%

________________

(1)

All Percentages have been rounded up to the nearest one hundredth of one percent.

(2)

Includes the March 31, 1998 issuance to Thoman and Straton of 100,000 stock options exercisable at $1.00 per share. These options expire on March 31, 2008.

(3)

This amount includes 656,472 shares of our common stock held by TriPoint Capital Advisors, LLC, a company which Mr. Taubman holds a 30% indirect ownership interest.

Changes in Control

To the best of our knowledge, there are currently no arrangements that could cause a change in our control, although the ultimate business transaction we pursue may cause such a change.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not conducted any business since 2000.  Furthermore, no employees or people, other than Ms. Straton, Mr. Taubman, and Ms. Thoman have been involved with us since 2001.  Therefore, we have not and are not involved in any transactions during the last two years in which any of our Officers or Directors had or will have a direct or indirect material interest.

We currently use office space donated to us by Mr. Taubman, for which he does not charge us any rent or other overhead.

Mr. Taubman is also currently acting as our legal counsel but has agreed not to charge any fees for such services until such time as we locate a suitable merger or acquisition candidate or otherwise commence meaningful operations.

Ms. Straton, Mr. Taubman and Ms. Thoman were members of Westergaard, LLC, an entity which was formed by our founder, John Westergaard, prior to his death and into which he placed all of his stockholdings in Westergaard.com.    Pursuant to the dissolution of Westergaard, LLC on September 3, 2007, each member of the LLC received a portion of such stockholdings in proportion to such member’s percentage interest in the LLC.  Accordingly, Ms. Straton received

656,472 shares; TriPoint Capital Advisors, LLC (a company in which Mr. Taubman holds a 30% indirect ownership interest) received 656,472 shares; and Ms. Thoman received 298,905 shares.

Transactions with Promoters

We have not conducted any transactions with promoters.

ITEM 13.

EXHIBITS LIST

Exhibit Number	Description
3.1

Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ending July 31, 2007, which was filed on September 13, 2007.)

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB filed on March 2, 2000.)
21.1+	List of Subsidiaries.
31.1+	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of President and Treasurer Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by LBB & Associates, Ltd., LPP (formerly Lopez, Blevins, Bork & Associates, LLP) for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were approximately $10,000 and $4,750, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Anne Straton Anne Straton President and Treasurer	Dated: February 13, 2008
/s/ Louis Taubman Louis Taubman Director & Vice President	Dated: February 13, 2008
/s/ Wenke Thoman Wenke Thoman Director	Dated: February 13, 2008