Form 10QSB/A
period 2007-07-31
WESTERGAARD COM INC
filed 2008-02-22
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

(Mark One)

       [x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Westergaard.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2002729 (IRS Employer Identification No.)

US Representative Office

17 State Street, Suite 1610

New York, NY 10004

 (Address of principal executive offices)

(212) 732-7184

 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ X ] No [ ]

As of September 12, 2007, there were 11,948,445 shares of Common Stock, par value $0.0001 outstanding and no shares of Preferred Stock, par value is $.001 outstanding.

On September 13, 2007, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2007 (the “Original Quarterly Report”). On the cover page of the Original Quarterly Report, we inadvertently and incorrectly checked the box indicating that we were not a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  We are filing this Amendment to correct the error on the cover page of the Original Quarterly Report to indicate that we were a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, at the time of the Original Quarterly Report and continue to be one. Except for the foregoing change to the cover page of the Original Quarterly Report, no other information included in the Original Quarterly Report is amended by this Amendment. This Amendment speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way other than as required to reflect the correction to the cover page of the Original Quarterly Report described herein. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s President and Treasurer and Vice President, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 6 have been revised accordingly

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission Of Matters To A Vote Of Security Holders	13

Item 5. Other Information	14

Item 6. Exhibits	14

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and acting chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2006. Based on this evaluation, our principal executive officer and our acting chief accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

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

Date:  February 22, 2007

WESTERGAARD.COM, INC..

By:

/s/  Anne Straton

Anne Straton,

President and Treasurer

By:

/s/  Louis Taubman

Louis Taubman,

Vice President