Form 10QSB
period 2008-01-31
WESTERGAARD COM INC
filed 2008-03-17
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Westergaard.Com, Inc.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Westergaard.com, Inc.

17 State Street, Suite 1600

New York, New York 10004

(212) 732-7184

 (Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ X] No [ ]

As of March 13, 2008, we are authorized to issue up to 1,000,000 at U.S. $0.001 par value per share, of which 11,948,445 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEET
JANUARY 31, 2008
(UNAUDITED)

ASSETS

Current assets:
Cash	$ -
Prepaid assets	-

Total Current Assets	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	748,279

Total Current Liabilities	748,279

Stockholders' deficit
Common stock, par value $0.001, 100,000,000 authorized, 11,948,445	11,948
issued and outstanding at October 31, 2005
Additional Paid in Capital	2,954,960
Accumulated Deficit	(3,715,187)

Total Stockholders' Deficit	$ (748,279)

Total Liabilities and Stockholders' Deficit	$ 0

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED JANUARY 31, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)

Expenses:
General and administrative	$ 4,219	$ 1,416

Total expenses	4,219	1,416

Net income (loss)	$ (4,219)	$ (1,416)

Net income (loss) per Share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic and diluted	11,948,445	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
THREE MONTHS ENDED JANUARY 31, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net loss	$ (4,219)	$(1,416)

Changes in current assets and liabilities:
Prepaid expenses	-	200
Accounts payable and accrued expenses	4,219	579

Net cash used in operating activities	-	(637)

Net increase in cash	-	(637)

Cash, beginning of period	-	799

Cash, end of period	$ -	$ 162

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

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended October 31, 2007. Results of operations for the three months ended January 31, 2008, are not necessarily indicative of the operating results for the full accounting year or any future period.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At January 31, 2008, the Company’s accumulated deficit was $3,715,187.  The Company will still require additional working capital.  The Company is in the process of locating a suitable merger candidate and enter into a reverse merger to continue its business operations.

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

In March 1998, the Company established a Stock Option Plan (the “Plan”).  At January 31, 2007 there were 200,000 options outstanding and exercisable under the Plan.  Each such option allows the holder to purchase one share of our common stock, for an aggregate total of 200,000 shares of common stock, at a purchase price of $1.00 per share.  All of the outstanding options expire in March 2008.  The board of directors terminated the Plan on April 1, 2007, and no further options may be granted under the Plan.

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

(a) PLAN OF OPERATION

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

Comparison of results for the three-months ended January 31, 2008, to the three-months ended January 31, 2007.

REVENUE.

Total revenues for the three months ended January 31, 2008 were $0.  This was unchanged from our net revenues for the three months ended January 31, 2007.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the three months ended January 31, 2008 was approximately $4,200.  This was an increase of approximately $2,800 or 200% from our total costs of approximately $1,400 for the three months ended January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception, and at the end of the three months ended January 31, 2008, had an accumulated deficit of approximately $3,715,187. We were unable to generated sufficient funds from our operations to finance our expenses so relied upon the cash that was originally raised from private financings to fund the expenses of the Company.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

(c) Off Balance-Sheet Arrangements- NONE

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of January 31, 2008. Based on this evaluation, our President and Treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

(b)

Changes in internal control over financial reporting

During the quarter ended January 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.

 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

Not Applicable.

(c)

Not Applicable.

(d)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

Not applicable.

(b)

Not applicable.

(c)

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

Not applicable.

(b)

Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

31.1	Certification of President and Treasurer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of President and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

March 14, 2008

By: Westergaard.com, Inc.

/s/  Anne H. Straton

      Name:  Anne H. Straton

      Title:   President