Form 10QSB
period 2008-04-30
WESTERGAARD COM INC
filed 2008-06-11
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

       [x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ X] No []

As of June 10, 2008, we are authorized to issue up to 100,000,000 at U.S. $0.001 par value per share, of which 11,948,445 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEET
APRIL 30, 2008
(UNAUDITED)

ASSETS

Current assets:
Cash	$-

Total current assets	-
Total assets	$-
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$748,653

Total current liabilities	748,653
Total liabilities	748,653
Stockholders' deficit:
Common stock, par value $0.001, 100,000,000 authorized,	11,948
11,948,445 issued and outstanding at April 30, 2008
Additional paid in capital	2,954,960
Accumulated deficit	(3,715,561)

Total stockholders' deficit	(748,653)

Total liabilities and stockholders' deficit	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND SIX MONTHS ENDING
April 30, 2008 and 2007

	Three Months		Six Months
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Expenses:
General and administrative	374	1,416	4,593	1,857

Total expenses	374	1,416	4,593	1,857

Net income (loss)	$(374)	$(1,416)	(4,593)	(1,857)

Net income (loss) per share
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	11,948,445	11,948,445	11,948,445	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
SIX MONTHS ENDED APRIL 30, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net loss	$(4,593)	$(1,857)

Changes in current assets and liabilities:
Prepaid expenses	-	200
Accounts payable and accrued expenses	4,593	960

Net cash used in operating activities	-	(697)

Net increase in cash	-	(697)

Cash, beginning of period	-	799

Cash, end of period	$-	$102

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

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended October 31, 2007. Results of operations for the three and six months ended April 30 2008, are not necessarily indicative of the operating results for the full accounting year or any future period.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At April 30, 2008, our accumulated deficit was $3,715,561.  We will still require additional working capital to carry out our business.  We are in the process of locating a suitable merger candidate and enter into a reverse merger to continue its business operations. Although we have had preliminary negotiations with potential merger candidates, we do not have any formal agreements with any third parties to effect a merger or acquisition.

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

In March 1998, we established a Stock Option Plan (the “Plan”).  At January 31, 2007 there were 200,000 options outstanding and exercisable under the Plan.  Each such option allows the holder to purchase one share of our common stock, for an aggregate total of 200,000 shares of common stock, at a purchase price of $1.00 per share.  All of the outstanding options expired in March 2008.  The board of directors terminated the Plan on April 1, 2007, and no further options may be granted under the Plan.

There was no compensation expense related to these options for the three and six months ended April 30, 2008.

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

Comparison of results for the three and six months ended April 30, 2008, to the three-months ended April 30, 2007.

REVENUE.

Total revenues for the three and six months ended April 30, 2008 were $0.  This was unchanged from our net revenues for the three and six months ended April 30, 2007.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the three months ended April 30, 2008 were approximately $370.  This was a decrease of approximately $1,030 or 73% from our total costs of approximately $1,400 for the three months ended April 30, 2007. Total operating costs for the six months ended April 30, 2008 was approximately $4,600.  This was an increase of approximately $2,700 or 142% from our total costs of approximately $1,900 for the six months ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception, and at the end of the three months ended April 30, 2008, had an accumulated deficit of approximately $3,715,561. We were unable to generated sufficient funds from our operations to finance our expenses so relied upon the cash that was originally raised from private financings to fund the expenses of the Company.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

(c) Off Balance-Sheet Arrangements- NONE

ITEM 3.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2008. Based on this evaluation, our President and Treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in-conformity with accounting principals generally accepted in the United States.

(b)	Changes in internal control over financial reporting

During the quarter ended April 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  June 10, 2008

By: Westergaard.com, Inc.

   /s/ Anne H. Straton
      Name:  Anne H. Straton
      Title:   President