Form 10QSB
period 2008-07-31
WESTERGAARD COM INC
filed 2008-09-22
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Westergaard.Com, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

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

As of September 15, 2008, we are authorized to issue up to 100,000,000 at U.S. $0.001 par value per share, of which 11,948,445 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEET
JULY 31, 2008
(UNAUDITED)

ASSETS

Current assets:
Cash	$-
Prepaid assets	-

Total current assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$750,188

Total Current Liabilities	750,188

Total Liabilities	750,188

Stockholders' deficit
Common stock, par value $0.001, 100,000,000 authorized, 11,948,445 issued and outstanding at July 31, 2008	11,948
Additional Paid in Capital	2,954,960
Accumulated Deficit	(3,717,096)

Total Stockholders' Deficit	(750,188)

Total Liabilities and Stockholders' Deficit	$-

See accompanying summary of accounting policies and notes to financial statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDING
July 31, 2008 and 2007

	Three Months		Nine Months
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Expenses:
General and administrative	$1,535	$6,669	$6,128	$8,526

Total expenses	1,535	6,669	6,128	8,526

Net income (loss)	$(1,535)	$(6,669)	$(6,128)	$(8,526)

Net income (loss) per Share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	11,948,445	11,948,445	11,948,445	11,948,445

See accompanying summary of accounting policies and notes to financial statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net loss	$(6,128)	$(8,526)

Changes in current assets and liabilities:
Prepaid expenses	-	200
Accounts payable and accrued expenses	6,128	7,569

Net cash used in operating activities	-	(757)

Net change in cash	-	(757)

Cash, beginning of period	-	799

Cash, end of period	$-	$42

See accompanying summary of accounting policies and notes to financial statements

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

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended October 31, 2007. Results of operations for the three and nine months ended July 31, 2008, are not necessarily indicative of the operating results for the full accounting year or any future period.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At July 31, 2008, the Company’s accumulated deficit was $3,717,096.  The Company will still require additional working capital.  The Company is in the process of locating a suitable merger candidate and enter into a reverse merger to continue its business operations.

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

Comparison of results for the three and nine months ended July 31, 2008, to the three-months ended July 31, 2007.

REVENUE.

Total revenues for the three and nine months ended July 31, 2008 were $0.  This was unchanged from our net revenues for the three and nine months ended July 31, 2007.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the three months ended July 31, 2008 were approximately $1,530.  This was a decrease of approximately $5,100 or 76% from our total costs of approximately $6,670 for the three months ended July 31, 2007. Total operating costs for the nine months ended July 31, 2008 was approximately $6,130.  This was a decrease of approximately $2,400 or 28% from our total costs of approximately $8,530 for the nine months ended July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception, and at the end of the nine months ended July 31, 2008, had an accumulated deficit of approximately $3,717,096. We were unable to generated sufficient funds from our operations to finance our expenses so relied upon the cash that was originally raised from private financings to fund the expenses of the Company.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

(c) Off Balance-Sheet Arrangements- NONE

ITEM 3.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2008. Based on this evaluation, our President and Treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in-conformity with accounting principals generally accepted in the United States.

(b)	Changes in internal control over financial reporting

During the quarter ended July 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:      September 19, 2008

By:   Westergaard.com, Inc.

/s/ Anne H. Straton
Name: Anne H. Straton
Title: President