Form 10-K
period 2008-10-31
WESTERGAARD COM INC
filed 2009-02-13
CIK 1106974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended October 31, 2008

Commission File Number 0-50092

WESTERGAARD.COM, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	52-2002729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 State Street, 16th Floor, New York, NY	10004
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 732-7184

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark if the  registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	X	NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	X	NO

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been  subject to such filing  requirement  for the past 90 days.

X	YES	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  X   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

X	YES	NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2008 was $0, since our common equity does not trade on any market or exchange.

The number of shares of our common stock outstanding on February 13, 2009 was 11, 948,445.

TABLE OF CONTENTS

PART I
Item 1	Description of Business	Page 5
Item 1A	Risk Factors	Page 7
Item 1B	Unresolved Staff Comments	Page 7
Item 2	Description of Property	Page 7
Item 3	Legal Proceedings	Page 7
Item 4	Submission of Matter to a Vote of Security Holders	Page 8

PART II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securitities	Page 8
Item 6	Selected Financial Data	Page 9
Item 7	Plan of Operations	Page 10
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	Page 13
Item 8	Consolidated Financial Statements	Page F-1
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 23
Item 9A(T)	Controls and Procedures	Page 27
Item 9B	Other Information	Page 27
Item 10	Directors and Executive Officers of the Registrant	Page 27
Item 11	Executive Compensation	Page 30
Item 12	Security Ownership of Certain Beneficial Owners, and Management and Related STockholder Matters	Page 30
Item 13	Certain Relationships and Related Transactions	Page 31
Item 14	Principal Accountants Fees and Services	Page 33
Item 15	Exhibit List	Page 33
	Signatures	Page 34

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and any Current Reports on Form 8-K filed by us.  All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement above.

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

However, we decided to once again seek, investigate, and if warranted, acquire an interest in a business opportunity.  Therefore, we voluntarily filed a registration statement on Form 10-SB on June 26, 2007 to once again, register our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934; such registration became effective on August 27, 2007 and as a result, we are obligated to file this periodic report, as well as other interim and periodic reports on an ongoing basis.  As a reporting company, we may be more attractive to a private acquisition target because our common stock may thereby be eligible to be quoted on the OTC Bulletin Board or other markets or exchanges.  We anticipate that we will continue to file such reports as required under the Exchange Act.  On January 22, 2009, our stock was approved for trading on the OTC Bulletin Board.  We have not yet received a trading symbol or Cusip number, however, we are currently in the process of obtaining both.

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

Employees

Almost all of our employees were terminated on August 15, 2000.  Our only employees are our officers and directors: Ms. Straton, Mr. Taubman and Ms. Thoman.  We do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.   Our current employees have not received any salary or other remuneration since 2003.  None of our employees is represented by a labor union and we consider our relationships with our employees to be good.

Operations

We have not conducted any operations in approximately the last five years.  Additionally, we have not performed any services or earned any revenue during this time period.

Need for Government Approval

Since we do not have any operations, we do not currently require the approval of any government agency.  However, such approval may become necessary based upon the type of business we ultimately engage in.

Environmental Compliance

We do not face any environmental compliance issues or costs.

ITEM 1A.	RISK FACTORS

Not applicable
ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable
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

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market or Markets

Our securities began trading on the Nasdaq Bulletin Board under the symbol "WSYS" on June 12, 1997; it was later removed from the Bulletin Board on March 8, 2001 to the pink sheets and ceased trading on February 16, 2006.   As of October 31, 2008, our common stock did not trade on any market or exchange.  On January 22, 2009, our stock was approved for trading on the OTC Bulletin Board.  We have not yet received a trading symbol or Cusip number, however, we are currently in the process of obtaining both.

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

Recent Sales of Unregistered Securities

We have not sold any securities within the past three years that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	PLAN OF OPERATION

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

Comparison of results for the fiscal year ended October 31, 2008, to the fiscal year ended October 31, 2007.

REVENUE.
Total revenues for the year ended October 31, 2008 were $0.  This was unchanged from our net revenues for the year ended October 31, 2007.

OPERATING EXPENSES.
Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the year ended October 31, 2008, was approximately $8,800.  This was an increase of approximately $2,700 or 23% from our 2007 expenses of roughly $11,500.

LIQUIDITY AND CAPITAL RESOURCES.
We have incurred losses since inception, and at the end of the fiscal year on October 31, 2008, had an accumulated deficit of approximately $3,720,000. Since we were unable to generate sufficient funds from our operations to finance our expenses, we relied upon the cash that was originally raised from private financings to fund our expenses.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

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

Our Stock Does Not Currently Trade, Which May Affect Our Stock's Liquidity.

4,199,920 shares of our common stock are estimated to be currently free trading. There are also 7,748,525 shares of our common stock, which are "restricted securities," subject to volume limitations and other conditions of Rule 144 under the Securities Act. Due to the Order Instituting Proceedings, making Findings, and Revoking Registration of Securities pursuant to Section 12(j) of the Securities Exchange of 1934, which we executed on September 8, 2005 and which is explained further in Note 1 to our Financial Statements, our common stock was ineligible to trade on an exchange.  On January 20, 2009, FINRA approved our application to re-list our common stock on the OTCBB and the listing became effective on January 22, 2009.  However, we cannot be assures that an active trading market for our stock will develop. In the absence of any readily available secondary market for our securities, holders thereof may experience great difficulty in selling their securities at or near the price originally paid by them.

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

 We May Not Be Able to Obtain the Financing and Capital Required to Maintain and Grow Our Business.

To date, we have incurred net losses, including net losses of $8,781 and $11,503 for the years 2008 and 2007, respectively. As of October 31, 2008, we had an accumulated deficit of $3,719,749. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent certified public accountants' report on the financial statements includes an explanatory paragraph stating that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things, which raises substantial doubts about our ability to continue as a going concern.

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

We have received a going concern opinion from our independent auditors LBB and Associates Ltd., LLP, concerning our October 31, 2008 and 2007 financial statements. The independent auditor’s report accompanying our October 31, 2008 and 2007 financial statements contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.      FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Westergaard.com, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Westergaard.com, Inc. (the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westergaard.com, Inc. as of October 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
February 2, 2009

WESTERGAARD.COM, INC. CONSOLIDATED BALANCE SHEETS OCTOBER 31, 2008 and 2007

ASSETS
	2008	2007
Current assets:
Cash	$-	$-

Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$752,841	$744,060

Total current liabilities	752,841	744,060

Stockholders' deficit
Common stock, par value $0.001, 100,000,000	11,948	11,948
Authorized, 11,948,445 issued and outstanding at
October 31, 2008 and 2007 respectively
Additional paid in capital	2,954,960	2,954,960
Accumulated deficit	(3,719,749)	(3,710,968)

Total stockholders' deficit	$(752,841)	$(744,060)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDING
OCTOBER 31, 2008 and 2007

	2008	2007

Expenses:
General and administrative	$8,781	$11,503

Total expenses	8,781	11,503

Net income (loss)	$(8,781)	$(11,503)

Net income (loss) per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	11,948,445	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED OCTOBER 31, 2008 and 2007

			Additional
	Common Stock		Paid in	Accumulated
	Number	Value	Capital	Deficit	Total
Balance at October 31, 2006	11,948,445	$11,948	$2,954,960	$(3,699,465)	$(732,557)

Net loss				(11,503)	(11,503)

Balance at October 31, 2007	11,948,445	11,948	2,954,960	(3,710,968)	(744,060)

Net loss				(8,781)	(8,781)

Balance at October 31, 2008	11,948,445	$11,948	$2,954,960	$(3,719,749)	$(752,841)

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED OCTOBER 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:

Net loss	$(8,781)	$(11,503)

Changes in current assets and liabilities:
Accounts payable and accured expenses	8,781	10,704

Net cash used in operating activities	-	(799)

Net decrease in cash	-	(799)

Cash, beginning of period	-	799

Cash, end of period	$-	$-

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities at the date of the balance  sheet.  Actual results could differ from those estimates.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At October 31, 2008, our accumulated deficit was approximately $3,720,000.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate and enter into a reverse merger to continue its business operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 – INCOME TAXES

For the years ended October 31, 2008 and 2007, we incurred net losses and, therefore, have no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,720,000 at October 31, 2008, and will begin expiring in the year 2028.  Our net operating loss carry forward may be subject to certain utilization limitations in the future as a result of a change in ownership.
The provision for refundable Federal income tax at the rate of 34% for the years ended October 31, 2008, and 2007 consists of the following:

	2008	2007
Refundable Federal income tax attributable to:
Current operations	$3,000	$4,000
Less, change in valuation allowance	(3,000)	(4,000)
Net provision	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amounts at October 31, 2008 and 2007 is as follows:

	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$1,265,000	$1,262,000
Less, Valuation allowance	(1,265,000)	(1,262,000)
Net deferred tax asset	$-	$-

NOTE 4 – COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share.  These shares have full voting rights.  We have not paid a dividend to our shareholders.

In March 1998, we established a Stock Option Plan (the “Plan”), however all options pursuant to the Plan expired in March 2008.  Furthermore, our board of directors terminated the Plan on April 1, 2007, and no further options may be granted under the Plan.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-K, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures, and (ii) their internal control over financial reporting. The evaluators who performed this evaluation were our President and Treasurer, Anne Straton; their conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls are presented below.

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

Scope of the Evaluation

The President and Treasurer’s evaluation of the our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the President and Treasurer sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

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

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based upon the Evaluation, our President and Treasurer concluded that (i) our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States, although we did recognize a significant deficiency, as described below in Management’s Report on Internal Controls over Financial Reporting. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Management’s Report on Internal Controls Over Financial Reporting

Board of Directors and Westergaard.com, Inc.:

The Management of Westergaard.com, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of October 31, 2008, Westergaard.com, Inc. maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  Once we find an adequate merger candidate, we expect to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Westergaard.com, Inc.

/s/  Anne Straton
Anne Straton
President & Treasurer

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of February 13, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Anne H. Straton	44	President, Treasurer & Director
Wenke B. Thoman	61	Director
Louis E. Taubman	40	Vice President, Secretary & Director

Anne H. Straton, President, Treasurer and Director:  Ms. Straton is currently an independent investment consultant specializing in strategic planning for privately held companies, and a registered representative with Raymond James Financial Services Inc.  Until recently, Ms. Straton was a Partner of Ameraudi Investment Services and Senior Vice President and Director of Ameraudi Asset Management Inc., a New York State registered investment advisor and wholly owned subsidiary of Interaudi Bank.   Prior to Ameraudi, Ms. Straton served as Executive Vice President and General Manager of Westergaard.com and is currently the Executive Vice President of the Westergaard.com subsidiary Westergaard Broadcasting Network. Formerly, Ms. Straton worked for the United States Embassy in Bonn, Germany, where she managed the English speaking television network, ACT Entertainment, and for CNN International in London, UK where she worked in Business News.  In addition to her work in finance, Ms. Straton owns and operates an independent film production company, and has written, directed and produced both documentary and feature films for over 10 years. Ms. Straton received a Master of Arts in International Communication from the European Institute for International Communication in Maastricht, The Netherlands in 1993, and a Bachelor of Arts from the University of Vermont in 1985.

Louis E. Taubman, Vice President, Secretary & Director.  Mr. Taubman is a co-founder and member of TriPoint Capital Advisors, LLC, a company which specializes in mergers and acquisitions and corporate development, compliance and finance. Through this position, he manages all legal aspects of TriPoint including strategic planning for the firm. Mr. Taubman advises clients with regard to corporate restructuring, compliance, finance, and the structuring of individual mergers and acquisitions. Prior to working with TriPoint, Mr. Taubman was Executive Vice President and General Counsel of GroupNow!, Inc. where he managed all legal aspects including strategic planning for GroupNow! and structuring of its acquisitions. In addition to his position with Tripoint, Mr. Taubman maintains a law practice located in New York's Financial District. Prior to entering private practice, Mr. Taubman served as an attorney in the legal department of Prudential Securities, Inc. As part of his law practice, Mr. Taubman provides counsel to issuers, investors and underwriters with regard to public and private finance, periodic reporting under the Securities Exchange Act of 1934, Williams Act reporting, M&A transactions and corporate governance issues. Mr. Taubman graduated cum laude from New York Law School and is a member of the New York Bar.

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

Corporate Governance

Due to our lack of operations and size, we have not designated an Audit Committee. Furthermore, our common stock is not currently quoted on any exchange, so we are not subject to any listing requirements mandating the establishment of any particular committees.  Our board of directors acts as our Audit Committee and performs equivalent functions, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. For these same reasons, we did not have any other separate committees during fiscal 2008; all functions of a nominating committee, audit committee and compensation committee are currently performed by our directors.

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

The Board does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis.   Security holders wishing to recommended a director nominee for consideration should contact Ms. Anne Straton, President, at our offices in New York, New York and provide to Ms. Straton, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation; we will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. We must receive such a recommendation sixty days before each of our year end.

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

Financial Expert

Since we ceased operations in 2000 and have not had any ongoing business since 2003, we have not deemed it necessary to have a financial expert.  If and when we find a suitable merger candidate and commence operations, we will comply with the requirements of Item 407 (d)(5) of Regulation S-K as necessary.

Board Independence

We have two directors, neither of whom are "independent" directors, as that term is defined in Section 803 of the NYSE Alternext US LLC Company Guide (formerly the American Stock Exchange's Listing Standards).  Since we are not subject to any listing requirements, Item 407 (a)(1)(ii) of Regulation S-K requires us to apply the definition of “independent” used by an exchange that does have such a requirement, such as the NYSE Alternext.

If and when we find a suitable merger candidate and commence operations, we will comply with the requirements of Item 407 of Regulation S-K as necessary.

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

Code of ethics

As of October 31, 2008, we had not adopted a code of ethics that applied to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are not currently listed on an exchange and therefore are not subject to any listing requirements.  As disclosed elsewhere throughout this Report, we have not had any business operations since 2000.  As of October 31, 2008, our common stock did not trade on any market or exchange.  On January 22, 2009, our stock was approved for trading on the OTC Bulletin Board.  We have not yet received a trading symbol or Cusip number, however, we are currently in the process of obtaining both.  As such, we intend to adopt a code of ethics in the near term.

ITEM 11.	EXECUTIVE COMPENSATION

No cash compensation has been awarded to, earned by or paid to Anne Straton, Louis Taubman, or Wenke B. Thoman for their services to us.  It is anticipated that for the foreseeable future, Ms. Straton, Mr. Taubman and Mr. Thoman, will receive no compensation in any form for services they provide to us in their capacities as executive officer and/or director. Prior to August 2000, our directors received compensation of $200 per board meeting and were reimbursed for out-of-pocket expenses incurred while attending board meetings, however we will not pay any additional compensation to our directors at least until we successfully complete a business combination.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards as of the end of our most recently completed fiscal year.

Employment Agreements

Currently, no employment agreements exist with any officer or employee.

Retirement/Resignation Plans

We do not have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage Of Voting of Securities (1)

Anne Straton 63 East 79th Street, Apt. 3B New York, NY 10021	1,036,473	8.7%

Wenke B. Thoman 180 East 95th Street New York, NY 10028	394,621	3.3%

Louis E. Taubman 17 State Street, Ste. 1610 New York, NY 10004	656,472(2)	5.5%

All directors and officers as a group (3 persons)	2,087,566	17.5%
________________

(1)	All Percentages have been rounded up to the nearest one hundredth of one percent.

(2)	This amount includes 656,472 shares of our common stock held by TriPoint Capital Advisors, LLC, a company which Mr. Taubman holds a 30% indirect ownership interest.

Changes in Control

To the best of our knowledge, there are currently no arrangements that could cause a change in our control, although the ultimate business transaction we pursue may cause such a change.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by LBB & Associates, Ltd., LBB (formerly Lopez, Blevins, Bork & Associates, LLP) for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were approximately $14,000 and $10,000, respectively.

(2) AUDIT-RELATED FEES

$6,000 and $5,000 for the fiscal years 2008 and 2007, respectively.

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

ITEM 15.                                EXHIBITS LIST

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

/s/ Anne Straton	Dated: February 13, 2009
Anne Straton President and Treasurer

/s/ Louis Taubman	Dated: February 13, 2009
Louis Taubman Director & Vice President

/s/ Wenke Thoman	Dated: February 13, 2009
Wenke Thoman Director