Form 10-Q
period 2009-01-31
WESTERGAARD COM INC
filed 2009-03-13
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer		Accelerated Filer
Non-accelerated filer	(do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ X] No [ ]

As of March 12, 2009, we are authorized to issue up to 100,000,000 at U.S. $0.001 par value per share, of which 11,948,445 common shares are currently issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2009 and OCTOBER 31, 2008

	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$-	$-

Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$761,816	$752,841

Total current liabilities	761,816	752,841

Stockholders' deficit
Common stock, par value $0.001, 100,000,000 authorized,	11,948	11,948
11,948,445 issued and outstanding at January 31, 2009 and October 31, 2008 respectively
Additional paid in capital	2,954,960	2,954,960
Accumulated deficit	(3,728,724)	(3,719,749)

Total stockholders' deficit	(761,816)	(752,841)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED
JANUARY 31, 2009 and 2008

	2009	2008
	(unaudited)	(unaudited)

Expenses:
General and administrative	$8,975	$4,219

Total expenses	8,975	4,219

Net income (loss)	$(8,975)	$(4,219)

Net income (loss) per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	11,948,445	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
THREE MONTHS ENDED JANUARY 31, 2009 and 2008

	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net loss	$(8,975)	$(4,219)

Changes in current assets and liabilities:
Accounts payable and accrued expenses	8,975	4,219

Net cash used in operating activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2008. Results of operations for the three months ended January 31, 2009, are not necessarily indicative of the operating results for the full accounting year or any future period.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At January 31, 2009, our accumulated deficit was approximately $3,728,000.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate and enter into a reverse merger to continue its business operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 – CONTINGENCIES

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

Overview

From our inception in 1996 through the present, we have considered ourselves to be a development stage company. Our primary activities prior to our ceasing our operations consisted of the following:

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

Comparison of results for the three months ended January 31, 2009, to the three-months ended January 31, 2008.

REVENUE.

Total revenues for the three months ended January 31, 2009 were $0.  This was unchanged from our net revenues for the three months ended January 31, 2009.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the three months ended January 31, 2009 were approximately $9,000.  This was an increase of approximately $4,800 or approximately 114% from our total costs of approximately $4,200 for the three months ended January 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception, and at the end of the three months ended January 31, 2009, had an accumulated deficit of approximately $3,700,000. We were unable to generated sufficient funds from our operations to finance our expenses so relied upon the cash that was originally raised from private financings to fund the expenses of the Company.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

Off Balance-Sheet Arrangements- NONE

ITEM 4T.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Changes in internal control over financial reporting

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended October 31, 2008, management concluded that our internal control over financial reporting was effective, although it identified a significant deficiency as of October 31, 2008, discussed below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  Once we find an adequate merger candidate, we expect to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the  fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
No matters were submitted to our security holders during the period covered by this Report.

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

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB filed on March 2, 2000.)

31.1	Certification of President required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 13, 2009

By: Westergaard.com, Inc.

/s/  Anne H. Straton
      Name:  Anne H. Straton
      Title:   President and Principal Financial Officer