Form 10-Q
period 2009-04-30
WESTERGAARD COM INC
filed 2009-06-10
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

As of June 9, 2009, we are authorized to issue up to 100,000,000 at U.S. $0.001 par value per share, of which 11,948,445 common shares are currently issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2009 and OCTOBER 31, 2008

	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$766,461	$752,841

Total current liabilities	766,461	752,841

Stockholders' deficit
Common stock, par value $0.001, 100,000,000	11,948	11,948
authorized 11,948,445 issued and outstanding at
April 30, 2009 and October 31, 2008, respectively
Additional paid in capital	2,954,960	2,954,960
Accumulated deficit	(3,733,369)	(3,719,749)

Total stockholders' deficit	(766,461)	(752,841)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATAED STATEMENTS OF OPERATIONS
FOR THREE AND SIX MONTHS ENDING
APRIL 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Expenses:
General and administrative	$4,645	$374	$13,620	$4,593

Total expenses	4,645	374	13,620	4,593

Net income (loss)	$(4,645)	$(374)	$(13,620)	$(4,593)

Net income (loss) per Share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	11,948,445	11,948,445	11,948,445	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
SIX MONTHS ENDED APRIL 30, 2009 and 2008
(Unaudtied)

	2009	2008

Cash flows from operating activities:

Net loss	$(13,620)	$(4,593)

Changes in current assets and liabilities:
Accounts payable and accrued expenses	13,620	4,593

Net cash used in operating activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2008. Results of operations for the three and six months ended April 30, 2009, are not necessarily indicative of the operating results for the full accounting year or any future period.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At April 30, 2009, our accumulated deficit was approximately $3,733,000.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate to enter into a reverse merger to continue  business operations. Currently, we have no operations.

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

Comparison of results for the three and six months ended April 30, 2009 and 2008.

REVENUE.

Total revenues for the three months ended April 30, 2009 were $0.  This was unchanged from our net revenues for the three months ended April 30, 2008.  Total revenues for the six months ended April 30, 2009 were $0.  This was unchanged from our net revenues for the six months ended April 30, 2008.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the three months ended April 30, 2009, were approximately $4,600.  This was an increase of approximately $4,200 from our total costs of approximately $400 for the three months ended April 30, 2008. For the six months ended April 30, 2009, operation expenses were approximately $13,600.  This was an increase of approximately $9,000 or approximately 195% from our total operating costs of approximately $4,600 for the six months ended April 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception, and at the end of the six months ended April 30, 2009, had an accumulated deficit of approximately $3,733,000. Since we have been unable to generate sufficient funds from our operations to finance our expenses, we have relied upon the cash that was originally raised from private financings to fund our expenses.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

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

(b)	Changes in internal control over financial reporting

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended October 31, 2008, management concluded that our internal control over financial reporting was effective as of October 31, 2008.  However, management did identify a significant deficiency – as described below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Date:  June 9, 2009

By: Westergaard.com, Inc.

 /s/  Anne H. Straton
      Name:  Anne H. Straton
      Title:   President and Principal Financial Officer