Form 10-Q
period 2009-07-31
WESTERGAARD COM INC
filed 2009-09-18
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  (Mark One)

       [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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
17 State Street, Suite 2000
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

As of September 16, 2009, we are authorized to issue up to 100,000,000 at U.S. $0.001 par value per share, of which 11,948,445 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 2009 and OCTOBER 31, 2008

	July 31, 2009	October 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$767,429	$752,841

Total current liabilities	767,429	752,841

Stockholders' deficit
Common stock, par value $0.001, 100,000,000 authorized,	11,948	11,948
11,948,445 issued and outstanding at July 31, 2009
and October 31, 2008, respectively
Additional paid in capital	2,954,960	2,954,960
Accumulated deficit	(3,734,337)	(3,719,749)

Total stockholders' deficit	(767,429)	(752,841)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATAED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDING
JULY 31, 2009 and 2008 (Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Expenses:
General and administrative	$968	$1,535	$14,588	$6,128

Total expenses	968	1,535	14,588	6,128

Net loss	$(968)	$(1,535)	$(14,588)	$(6,128)

Net loss per Share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	11,948,445	11,948,445	11,948,445	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
NINE MONTHS ENDED JULY 31, 2009 and 2008 (Unaudited)

	2009	2008
Cash flows from operating activities:

Net loss	$(14,588)	$(6,128)

Changes in current assets and liabilities:
Accounts payable and accured expenses	14,588	6,128

Net cash used in operating activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2008. Results of operations for the three and nine months ended July 31, 2009, are not necessarily indicative of the operating results for the full accounting year or any future period.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At July 31, 2009, our accumulated deficit was approximately $3,734,000.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate to enter into a reverse merger to continue business operations. Currently, we have no operations.

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

NOTE 4- SUBSEQUENT EVENTS

Share Exchange Agreement

As reported in its Form 8-K filed with the SEC on September 17, 2009, on September 11, 2009, we entered into an Exchange Agreement with our largest creditor to exchange approximately $725,000 of debt in consideration for 36,252,482 shares of our common stock.  As a result, the creditor has become our largest shareholder with roughly 75.2% of our issued and outstanding common stock.

The shares were issued to the creditor, an accredited investor, pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for sales of securities made not in connection with a public offering.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Share Exchange does not require the approval of our shareholders.

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

Comparison of results for the three and nine months ended July 31, 2009 and 2008.

REVENUE.

Total revenues for the three months ended July 31, 2009 were $0.  This was unchanged from our net revenues for the three months ended July 31, 2008.  Total revenues for the nine months ended July 31, 2009 were $0.  This was unchanged from our net revenues for the nine months ended July 31, 2008.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the three months ended July 31, 2009, were approximately $1,000.  This was a decrease of approximately $500 from our total costs of approximately $1,500 for the three months ended July 31, 2008. For the nine months ended July 31, 2009, operation expenses were approximately $14,600.  This was an increase of approximately $8,500 or approximately 139% from our total operating costs of approximately $6,100 for the nine months ended July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception, and at the end of the nine months ended July 31, 2009, had an accumulated deficit of approximately $3,734,000. Since we have been unable to generate sufficient funds from our operations to finance our expenses, we have relied upon the cash that was originally raised from private financings to fund our expenses.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

Off Balance-Sheet Arrangements- NONE

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not Applicable.

(c)	Not Applicable.

ITEM 3.                      Defaults upon Senior Securities

(a)	Not Applicable.

(b)	Not Applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the period covered by this Report.

ITEM 5.                   OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit Number	Document
3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ending July 31, 2007, which was filed on September 13, 2007.)

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB filed on March 2, 2000.)

10.1	Exchange Agreement dated September 11, 2009 (Incorporated by reference as Exhibit 10.1 to the Company's Form 8-K filed on September 17, 2009.

31.1	Certification of President required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 17, 2009

By:  Westergaard.com, Inc.

/s/ Anne H. Straton
Name: Anne H. Straton
Title: President and Principal Financial Officer