Form 10-K/A
period 2008-10-31
WESTERGAARD COM INC
filed 2009-12-28
CIK 1106974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

The number of shares of our common stock outstanding on December 22, 2009 was 48,200,927.

TABLE OF CONTENTS

PART I
Item 1	Description of Business	Page 5
Item 1A	Risk Factors	N/A
Item 1B	Unresolved Staff Comments	N/A
Item 2	Description of Property	Page 7
Item 3	Legal Proceedings	Page 7
Item 4	Submission of Matter to a Vote of Security Holders	Page 8

PART II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securitities	Page 8
Item 6	Selected Financial Data	N/A
Item 7	Plan of Operations	Page 10
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8	Consolidated Financial Statements	Page F-1
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 23
Item 9A(T)	Controls and Procedures	Page 23
Item 9B	Other Information	N/A

PART III
Item 10	Directors and Executive Officers of the Registrant	Page 27
Item 11	Executive Compensation	Page 30
Item 12	Security Ownership of Certain Beneficial Owners, and Management and Related STockholder Matters	Page 30
Item 13	Certain Relationships and Related Transactions	Page 31
Item 14	Principal Accountants Fees and Services	Page 33
Item 15	Exhibit List	Page 33
	Signatures	Page 34

EXPLANATORY NOTE:  We are filing this Amendment to respond to SEC comments regarding the capacity of the signatories to this Report and our officers’ conclusion regarding the effectiveness of our disclosure controls and procedures at October 31, 2008.

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

On January 9, 2001, all of the members of our Board of Directors, except for John Westergaard, resigned.  On September 3, 2002, John Westergaard stepped down as our sole director.  Immediately prior to his resignation, he appointed Anne H. Straton, Louis E. Taubman and Wenke B. Thoman to serve as our directors.  Ms. Straton and Mr. Taubman were also appointed to serve as our interim executive officers.  Ms. Straton serves as our Principal Executive Officer & Principal Financial Officer; Mr. Taubman serves as our Executive Vice President and Secretary.
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

Principal Market or Markets

Our securities began trading on the Nasdaq Bulletin Board under the symbol "WSYS" on June 12, 1997; it was later removed from the Bulletin Board on March 8, 2001 to the pink sheets and ceased trading on February 16, 2006.   As of October 31, 2008, our common stock did not trade on any market or exchange.  On January 22, 2009, our stock was approved for trading on the OTC Bulletin Board; our stock trades under the symbol: WSYS.
Approximate Number of Holders of Common Stock

The number of holders of record of our common stock is estimated to be 109.

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

Our Stock Does Not Currently Trade, Which May Affect Our Stock's Liquidity.

48,200,927 shares of our common stock are estimated to be currently free trading. There are also 7,748,525 shares of our common stock, which are "restricted securities," subject to volume limitations and other conditions of Rule 144 under the Securities Act. Due to the Order Instituting Proceedings, making Findings, and Revoking Registration of Securities pursuant to Section 12(j) of the Securities Exchange of 1934, which we executed on September 8, 2005 and which is explained further in Note 1 to our Financial Statements, our common stock was ineligible to trade on an exchange.  On January 20, 2009, FINRA approved our application to re-list our common stock on the OTCBB and the listing became effective on January 22, 2009.  However, we cannot be assures that an active trading market for our stock will develop. In the absence of any readily available secondary market for our securities, holders thereof may experience great difficulty in selling their securities at or near the price originally paid by them.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-K, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures, and (ii) their internal control over financial reporting. The evaluators who performed this evaluation were our Principal Executive Officer & Principal Financial Officer, Anne Straton; their conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls are presented below.

Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the Principal Executive Officer & Principal Financial Officer, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the Principal Executive Officer & Principal Financial Officer by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Scope of the Evaluation

The Principal Executive Officer & Principal Financial Officer’s evaluation of the our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the Principal Executive Officer & Principal Financial Officer sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the Principal Executive Officer & Principal Financial Officer disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, as of October 31, 2008, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based upon the Evaluation, our Principal Executive Officer & Principal Financial Officer concluded that (i) our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

Westergaard.com, Inc.

/s/  Anne Straton
Anne Straton
Principal Executive Officer & Principal Financial Officer

PART III.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of December 22, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Anne H. Straton	46	President & Treasurer, Principal Executive Officer & Principal Financial Officer & Principal Accounting Officer
Wenke B. Thoman	63	Director
Louis E. Taubman	40	Vice President & Secretary

Anne H. Straton, President and Treasurer, Principal Executive Officer & Principal Financial Officer & Principal Accounting Officer:  Ms. Straton is currently a consultant specializing in strategic planning for privately held companies. Until recently, Ms. Straton was a Partner of Ameraudi Investment Services and Senior Vice President and Director of Ameraudi Asset Management Inc., a New York State registered investment advisor and wholly owned subsidiary of Interaudi Bank.   Prior to Ameraudi, Ms. Straton served as Executive Vice President and General Manager of Westergaard.com and is currently the Executive Vice President of the Westergaard.com subsidiary Westergaard Broadcasting Network. Formerly, Ms. Straton worked for the United States Embassy in Bonn, Germany, where she managed the English speaking television network, ACT Entertainment, and for CNN International in London, UK where she worked in Business News.  In addition to her work in finance, Ms. Straton owns and operates an independent film production company, and has written, directed and produced both documentary and feature films for over 10 years. Ms. Straton received a Master of Arts in International Communication from the European Institute for International Communication in Maastricht, The Netherlands in 1993, and a Bachelor of Arts from the University of Vermont in 1985.
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

The Board does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis.   Security holders wishing to recommended a director nominee for consideration should contact Ms. Anne Straton, at our offices in New York, New York and provide to Ms. Straton, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-B, and a statement of the reasons why the security holder is making the recommendation; we will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. We must receive such a recommendation sixty days before each of our year end.

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

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of the date hereof, there are [ ] common shares issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage Of Voting of Securities (1)

Anne Straton 630 Ninth Avenue, Suite 415 New York, NY 10036	1,036,473	8.7%

Wenke B. Thoman 180 East 95th Street New York, NY 10028	394,621	3.3%

Louis E. Taubman 17 State Street, Ste. 1610 New York, NY 10004	656,472(2)	5.5%

All directors and officers as a group (3 persons)	2,087,566	17.5%
________________

(1)	All Percentages have been rounded up to the nearest one hundredth of one percent.

(2)	This amount includes 656,472 shares of our common stock held by TriPoint Capital Advisors, LLC, a company which Mr. Taubman holds a 30% indirect ownership interest.

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

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB filed on March 2, 2000.)
21.1+	List of Subsidiaries.
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer & Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Anne Straton	Dated: December 18, 2009
Anne Straton Principal Executive Officer & Principal Financial Oficer & Principal Accounting Officer

/s/ Louis Taubman	Dated: December 18, 2009
Louis Taubman Vice President & Secretary

/s/ Wenke Thoman	Dated: December 18, 2009
Wenke Thoman Director