Form 10-K
period 2009-10-31
WESTERGAARD COM INC
filed 2010-01-27
CIK 1106974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended October 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 22, 2010 was $0, since our common equity does not trade.

The number of shares of our common stock outstanding on January 22, 2010 was 48,200,927.

TABLE OF CONTENTS

PART I
Item 1	Description of Business	Page 5
Item 1A	Risk Factors	N/A
Item 1B	Unresolved Staff Comments	N/A
Item 2	Description of Property	Page 7
Item 3	Legal Proceedings	Page 7
Item 4	Submission of Matter to a Vote of Security Holders	Page 8

PART II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securitities	Page 8
Item 6	Selected Financial Data	N/A
Item 7	Plan of Operations	Page 10
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8	Consolidated Financial Statements	Page 12
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 21
Item 9A(T)	Controls and Procedures	Page 21
Item 9B	Other Information	N/A

PART III
Item 10	Directors and Executive Officers of the Registrant	Page 24
Item 11	Executive Compensation	Page 27
Item 12	Security Ownership of Certain Beneficial Owners, and Management and Related STockholder Matters	Page 27
Item 13	Certain Relationships and Related Transactions	Page 28
Item 14	Principal Accountants Fees and Services	Page 30
Item 15	Exhibit List	Page 30
	Signatures	Page 31

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

However, we decided to once again seek, investigate, and if warranted, acquire an interest in a business opportunity.  Therefore, we voluntarily filed a registration statement on Form 10-SB on June 26, 2007 to once again, register our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934; such registration became effective on August 27, 2007 and as a result, we are obligated to file this periodic report, as well as other interim and periodic reports on an ongoing basis.  As a reporting company, we may be more attractive to a private acquisition target because our common stock may thereby be eligible to be quoted on the OTC Bulletin Board or other markets or exchanges.  We anticipate that we will continue to file such reports as required under the Exchange Act.  On January 22, 2009, our stock was approved for trading on the OTC Bulletin Board.  Our new trading symbol is WSYS and our cusip number is 957556 103.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered by this Report.  However, on  January 13, 2010 our directors consented, via unanimous written consent to effect a reverse stock split on a ratio of up to 1:100, which 83.9% of our shareholders also approved via written consent on January 13, 2010.

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

Securities authorized for issuance under equity compensation plans

In March 1998, we established a Stock Option Plan. However, due to our lack of operations and business, our board of directors terminated such Plan on April 1, 2007; after which there were 200,000 options outstanding, all of which expired in March 2008.  Due to the termination of the Plan, no further options may be granted under the Plan.

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

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise: (i) that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

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

Overview

From our inception in 1996 through the present, we have considered ourselves a development stage company. Our primary activities prior to our ceasing our operations consisted of the following:

●	Developing a business model;
●	Marketing our services to smallcap companies;
●	Recruiting employees and analysts;
●	Initial planning and development of our web sites; and
●	Building of infrastructure of web sites.

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

Comparison of results for the fiscal years ended October 31, 2009 and 2008.

REVENUE.
Total revenues for the year ended October 31, 2009 were $0.  This was unchanged from our net revenues for the year ended October 31, 2008.

OPERATING EXPENSES.
Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the year ended October 31, 2009, was approximately $16,600.  This was an increase of approximately $7,800 or 89% from our 2008 expenses of roughly $8,800.

LIQUIDITY AND CAPITAL RESOURCES.
We have incurred losses since inception, and at the end of the fiscal year on October 31, 2009, had an accumulated deficit of approximately $3,740,000. Since we were unable to generate sufficient funds from our operations to finance our expenses, we relied upon the cash that was originally raised from private financings to fund our expenses.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.                     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Westergaard.com, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Westergaard.com, Inc. (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westergaard.com, Inc. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP
Houston, Texas
January 19, 2010

WESTERGAARD.COM, INC. CONSOLIDATED BALANCE SHEETS OCTOBER 31, 2009 and 2008

ASSETS
	2009	2008
Current assets:
Cash	$-	$-

Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$44,383	$752,841

Total current liabilities	44,383	752,841

Stockholders' deficit
Common stock, par value $0.001, 100,000,000 authorized,	48,201	11,948
48,200,927 and 11,948,445 issued and outstanding at
October 31, 2009 and 2008 respectively
Additional paid in capital	3,643,758	2,954,960
Accumulated deficit	(3,736,342)	(3,719,749)

Total stockholders' deficit	(44,383)	(752,841)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDING
OCTOBER 31, 2009 and 2008

	2009	2008

Expenses:
General and administrative	$16,593	$8,781

Total expenses	16,593	8,781

Net income (loss)	$(16,593)	$(8,781)

Net income (loss) per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	16,914,538	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED OCTOBER 31, 2009 and 2008

			Additional
	Common Stock		Paid in	Accumulated
	Number	Value	Capital	Deficit	Total
Balance at October 31, 2007	11,948,445	$11,948	$2,954,960	$(3,710,968)	$(744,060)

Net loss				(8,781)	(8,781)

Balance at October 31, 2008	11,948,445	11,948	2,954,960	(3,719,749)	(752,841)

Net loss				(16,593)	(16,593)

Settlement of shareholder debt	36,252,482	36,253	688,798		725,051

Balance at October 31, 2009	48,200,927	$48,201	$3,643,758	$(3,736,342)	$(44,383)

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED OCTOBER 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:

Net loss	$(16,593)	$(8,781)

Changes in current assets and liabilities:
Accounts payable and accrued expenses	16,593	8,781

Net cash used in operating activities	-	-

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information

Non cash transactions
Settlement of shareholder debt for equity	$725,051	$-

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

We have not had ongoing business operations since 2000.  We thus became a shell or “blank check company.”  As defined in Section 7(b) (3) of the Securities Act of 1933, a “blank check company” is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, in that connection.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

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

Stock Based Compensation

We adopted the provisions of ASC 718 in the first quarter of fiscal 2006 which requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models.  We used the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments.  The modified prospective method requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption.

 Recent Accounting Pronouncements

Effective September 15, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, we adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.

Effective April 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, “Financial Instruments.” The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition. Our adoption of the standard had no impact on our financial results.

Effective January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. We adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of the standard had no impact on our financial results.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

We have evaluated subsequent events through January 19, 2010, the date the financial statements were available to be issued.

NOTE 2 – SETTLEMENT OF SHAREHOLDER DEBT

On September 11, 2009, we entered into an Exchange Agreement with our largest creditor, and also a shareholder, to exchange approximately $725,000 of debt in consideration for 36,252,482 shares of our common stock.  As a result, the creditor has become our largest shareholder with roughly 75.2% of our issued and outstanding common stock.

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

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

At October 31, 2009, our accumulated deficit was approximately $3,736,000.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate to enter into a reverse merger to continue its business operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 4 – INCOME TAXES

For the years ended October 31, 2009 and 2008, we incurred net losses and, therefore, have no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,736,000 at October 31, 2009, and will begin expiring in the year 2028.  Our net operating loss carry forward may be subject to certain utilization limitations in the future as a result of a change in ownership.

The provision for refundable Federal income tax at the rate of 34% for the years ended October 31, 2009, and 2008 consists of the following:

	2009	2008
Refundable Federal income tax attributable to:
Current operations	$6,000	$3,000
Less, change in valuation allowance	(6,000)	(3,000)
Net provision	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amounts at October 31, 2009 and 2008 is as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$1,270,000	$1,265,000
Less, Valuation allowance	(1,270,000)	(1,265,000)
Net deferred tax asset	$-	$-

 NOTE 5 – COMMON STOCK

We are authorized to issue up to 100,000,000 shares of common stock at a par value of $0.001 per share.  These shares have full voting rights.  We have not paid a dividend to our shareholders.

NOTE 6 – CONTINGENCIES

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

Item 9A. Controls and Procedures

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

Disclosure Controls and Internal Controls   Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the Principal Executive Officer & Principal Financial Officer by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principles generally accepted in the United States.

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

Conclusions

 Based upon the Evaluation, as of October 31, 2009, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based upon the Evaluation, our Principal Executive Officer & Principal Financial Officer concluded that (i) our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of October 31, 2009, Westergaard.com, Inc. maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  Once we find an adequate merger candidate, we expect to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

 Item 9B. Other Information

None.
PART III.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The following table and text set forth the names and ages of all directors and executive officers as of January 22, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Anne H. Straton	46	President & Treasurer, Principal Executive Officer & Principal Financial Officer & Principal Accounting Officer Director
Wenke B. Thoman	63	Director
Louis E. Taubman	40	Vice President & Secretary Director

 Anne H. Straton, President and Treasurer, Principal Executive Officer & Principal Financial Officer & Principal Accounting Officer, Director:  Ms. Straton is currently a consultant specializing in strategic planning for privately held companies. Until recently, Ms. Straton was a Partner of Ameraudi Investment Services and Senior Vice President and Director of Ameraudi Asset Management Inc., a New York State registered investment advisor and wholly owned subsidiary of Interaudi Bank.   Prior to Ameraudi, Ms. Straton served as Executive Vice President and General Manager of Westergaard.com and is currently the Executive Vice President of the Westergaard.com subsidiary Westergaard Broadcasting Network. Formerly, Ms. Straton worked for the United States Embassy in Bonn, Germany, where she managed the English speaking television network, ACT Entertainment, and for CNN International in London, UK where she worked in Business News.  In addition to her work in finance, Ms. Straton owns and operates an independent film production company, and has written, directed and produced both documentary and feature films for over 10 years. Ms. Straton received a Master of Arts in International Communication from the European Institute for International Communication in Maastricht, The Netherlands in 1993, and a Bachelor of Arts from the University of Vermont in 1985.

 Louis E. Taubman, Vice President & Secretary, Director.  Mr. Taubman is a co-founder and member of TriPoint Capital Advisors, LLC, a company which specializes in mergers and acquisitions and corporate development, compliance and finance. Through this position, he manages all legal aspects of TriPoint including strategic planning for the firm. Mr. Taubman advises clients with regard to corporate restructuring, compliance, finance, and the structuring of individual mergers and acquisitions. Prior to working with TriPoint, Mr. Taubman was Executive Vice President and General Counsel of GroupNow!, Inc. where he managed all legal aspects including strategic planning for GroupNow! and structuring of its acquisitions. In addition to his position with Tripoint, Mr. Taubman maintains a law practice located in New York's Financial District. Prior to entering private practice, Mr. Taubman served as an attorney in the legal department of Prudential Securities, Inc. As part of his law practice, Mr. Taubman provides counsel to issuers, investors and underwriters with regard to public and private finance, periodic reporting under the Securities Exchange Act of 1934, Williams Act reporting, M&A transactions and corporate governance issues. Mr. Taubman graduated cum laude from New York Law School and is a member of the New York Bar.

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

 Due to our lack of operations and size, we have not designated an Audit Committee. Furthermore, our common stock is not currently quoted on any exchange, so we are not subject to any listing requirements mandating the establishment of any particular committees.  Our board of directors acts as our Audit Committee and performs equivalent functions, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. For these same reasons, we did not have any other separate committees during fiscal 2009; all functions of a nominating committee, audit committee and compensation committee are currently performed by our directors.  Our Board believes that, considering our size and the members of our Board, decisions relating to director nominations can be made on a case-by-case basis by all members of the board without the formality of a nominating committee or a nominating committee charter. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The Board does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis.   Security holders wishing to recommended a director nominee for consideration should contact Ms. Anne Straton, at our offices in New York, New York and provide to Ms. Straton, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation; we will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. We must receive such a recommendation sixty days before each of our year end.

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

Board Independence

We have three directors, none of whom are "independent" directors, as that term is defined in Section 803 of the NYSE Alternext US LLC Company Guide (formerly the American Stock Exchange's Listing Standards).  Since we are not subject to any listing requirements, Item 407 (a)(1)(ii) of Regulation S-K requires us to apply the definition of “independent” used by an exchange that does have such a requirement, such as the NYSE Alternext.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2009.

Code of ethics

As of October 31, 2009, we had not adopted a code of ethics that applied to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are not currently listed on an exchange and therefore are not subject to any listing requirements.  As disclosed elsewhere throughout this Report, we have not had any business operations since 2000.  On January 22, 2009, our stock was approved for trading on the OTC Bulletin Board under the symbol WSYS, but the OTCBB does not maintain any listing standards.  However, we intend to adopt a code of ethics in the near term.

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

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of the date hereof, there are 48,200,927 common shares issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage Of Voting of Securities (1)

Anne Straton 630 Ninth Avenue, Suite 415 New York, NY 10036	1,036,473	8.7%

Wenke B. Thoman 180 East 95th Street New York, NY 10028	394,621	3.3%

Louis E. Taubman 17 State Street, Ste. 1610 New York, NY 10004	656,472(2)	5.5%

Byron Grant 9045 NW Kaiser Rd. Portland, Oregon 97231	36,252,482	75.2%

All directors and officers as a group (3 persons)	2,087,566	17.5%
________________

(1)	All Percentages have been rounded up to the nearest one hundredth of one percent.

(2)	This amount includes 656,472 shares of our common stock held by TriPoint Capital Advisors, LLC, a company which Mr. Taubman holds a 30% indirect ownership interest.

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

Transactions with Promoters

We have not conducted any transactions with promoters.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by LBB & Associates, Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, LLP) for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were approximately $10,000 and $14,000 respectively.

(2) AUDIT-RELATED FEES

$5,000 and $6,000 for the fiscal years 2009 and 2008, respectively.

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

/s/ Anne Straton	Dated: January 22, 2010
Anne Straton Principal Executive Officer & Principal Financial Oficer & Principal Accounting Officer, Director

/s/ Louis Taubman	Dated: January 22, 2010
Louis Taubman Vice President & Secretary, Director

/s/ Wenke Thoman	Dated: January 22, 2010
Wenke Thoman Director