Form 10-Q
period 2010-01-31
WESTERGAARD COM INC
filed 2010-03-09
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  (Mark One)

       [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 8, 2010, we are authorized to issue up to 100,000,000 at U.S. $0.001 par value per share, of which 48,200,927 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERGAARD.COM, INC. CONSOLIDATED BALANCE SHEETS JANUARY 31, 2010 and OCTOBER 31, 2009

	2010	2009
ASSETS	(unaudited)

Current assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$51,045	$44,383

Total current liabilities	51,045	44,383

Stockholders' deficit
Common stock, par value $0.001, 100,000,000 authorized,	48,201	48,201
48,200,927 and outstanding at January 31, 2010 and
October 31, 2009 respectively
Additional paid in capital	3,643,758	3,643,758
Accumulated deficit	(3,743,004)	(3,736,342)

Total stockholders' deficit	(51,045)	(44,383)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDING
JANUARY 31, 2010 and 2009

	2010	2009
	(unaudited)	(unaudited)

Expenses:
General and administrative	$6,662	$8,975

Total expenses	6,662	8,975

Net loss	$(6,662)	$(8,975)

Net loss per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	48,200,927	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
THREE MONTHS ENDED JANUARY 31, 2010 and 2009

	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net loss	$(6,662)	$(8,975)

Changes in current assets and liabilities:
Accounts payable and accrued expenses	6,662	8,975

Net cash used in operating activities	-	-

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

We have evaluated subsequent events through the date this Report was filed.

NOTE 2 – BASIS OF PRESENTATION

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2009. Results of operations for the three months ended January 2010, are not necessarily indicative of the operating results for the full accounting year or any future period.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

At January 31, 2010, our accumulated deficit was approximately $3,743,000.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate to enter into a reverse merger to continue its business operations.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

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

Comparison of results for the three months ended January 31, 2010 and 2009.

REVENUE.

Total revenues for the three months ended January 31, 2010 were $0.  This was unchanged from our net revenues for the three months ended January 31, 2009.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity. These expenses include audit and tax accounting fees and transfer agent costs. Total operating costs for the three months ended January 31, 2010, were approximately $6,700.  This was a decrease of approximately $2,300 from our total costs of approximately $9,000 for the three months ended January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception, and at the end of the three months ended January 31, 2010, had an accumulated deficit of approximately $3,743,000. Since we have been unable to generate sufficient funds from our operations to finance our expenses, we have relied upon the cash that was originally raised from private financings and shareholder loans to fund our expenses.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

Off Balance-Sheet Arrangements- NONE

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Principal Executive Officer & Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer & Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b)	Changes in internal control over financial reporting

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended October 31, 2009, management concluded that our internal control over financial reporting was effective as of October 31, 2009.  However, management did identify a significant deficiency – as described below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Currently, we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  Once we find an adequate merger candidate, we expect to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not Applicable.

(c)	Not Applicable.

ITEM 3.                      Defaults upon Senior Securities

(a)	Not Applicable.

(b)	Not Applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the period covered by this Report; however, we did obtain written shareholder consent (83.9% of our shareholders consented) during the period covered by this Report to authorize our Board of Directors to implement a reverse stock split on up to a 1:100 ratio. We filed an Information Statement on Schedule 14C, regarding the split with the Securities and Exchange Commission on February 9, 2010 and mailed the Statement to our shareholders on that same date.  The 14C was effective on March 1, 2010, however the Board has not yet determined the final ratio; once the Board does determine the final split ratio, we shall obtain a new cusip number and we will notify our shareholders to exchange their certificates if necessary.

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

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB filed on March 2, 2000.)

31.1	Certification of Principal Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 9, 2010

By:  Westergaard.com, Inc.

/s/ Anne H. Straton
Name: Anne H. Straton
Title: Principal Executive Officer & Principal Financial Officer & Principal Accounting Officer