Form 10-Q
period 2010-04-30
WESTERGAARD COM INC
filed 2010-06-14
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  (Mark One)

       [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [X  ] No [ ]

As of June 11, 2010, we are authorized to issue up to 100,000,000 at U.S. $0.001 par value per share, of which 48,200,927 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2010 and OCTOBER 31, 2009

	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash	$-	$-

Total current assets	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$52,754	$44,383

Total current liabilities	52,754	44,383
Total liabilities	52,754	44,383
Commitments and contingencies
Stockholders' deficit
Common stock, par value $0.001, 100,000,000	48,201	48,201
authorized 48,200,927 issued and outstanding at
April 30, 2010 and October 31, 2009, respectively
Additional paid in capital	3,643,758	3,643,758
Accumulated deficit	(3,744,713)	(3,736,342)

Total stockholders' deficit	(52,754)	(44,383)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND SIX MONTHS ENDING
APRIL 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Expenses:
General and administrative	$1,709	$4,645	$8,371	$13,620

Total expenses	1,709	4,645	8,371	13,620

Net loss	$(1,709)	$(4,645)	$(8,371)	$(13,620)

Net loss per Share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	48,200,927	11,948,445	48,200,927	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
SIX MONTHS ENDED APRIL 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:

Net loss	$(8,371)	$(13,620)

Changes in current assets and liabilities:
Accounts payable and accrued expenses	8,371	13,620

Net cash used in operating activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

On July 22, 2005, we received correspondence from the Securities and Exchange Commission that we were not in compliance with our reporting requirements under Section 13(a) of the Securities Exchange Act of 1934.  One of the available responses to this letter was to terminate our registration under the Securities Exchange Act of 1934.  After several discussions with the Securities and Exchange Commission, we determined that it was in our best interest to implement such a response because we did not have an ongoing business and had not for approximately the past four years.  Accordingly, we executed an Order Instituting Proceedings, Making Findings, and Revoking Registration of Securities pursuant to Section 12(j) of the Securities Exchange of 1934 on September 8, 2005.  Pursuant to that Order, the registration of each class of our securities registered pursuant to Section 12 of the Exchange Act was revoked.  Consequently, we ceased reporting under the Securities Exchange Act of 1934.    However, we decided to once again seek, investigate, and if warranted, acquire an interest in a business opportunity.  Accordingly, we voluntarily filed a registration statement on Form 10-SB with the SEC on June 26, 2007 to once again, register our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934.  As a result of filing such registration statement, we are obligated to file this periodic report, as well as other interim and periodic reports on an ongoing basis.

NOTE 2 – BASIS OF PRESENTATION

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2009. Results of operations for the three and six months ended April 30, 2010, are not necessarily indicative of the operating results for the full accounting year or any future period.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

On April 30, 2010, our accumulated deficit was approximately $3,745,000.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate to enter into a reverse merger to continue our business operations.

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

However, since 2000, when we formally ceased operations, we have had no business or operations.  Recently, our management determined that it was in the best interests of our shareholders to seek an operating company to acquire.  All of our efforts are now focused on finding such an acquisition candidate, although we do not currently have any candidates identified and we have only had very preliminary negotiations regarding potential candidates.

Comparison of results for the three and six months ended April 30, 2010 and 2009.

REVENUE.

Total revenues for the three and six months ended April 30, 2010 was $0.  This was unchanged from the net revenues for the three and six months ended April 30, 2009.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity.  These expenses include audit and tax accounting fees and transfer agent costs.  Total operating expenses for the three months ended April 30, 2010 was approximately $1,700 as compared to roughly $4,600 for the same period in 2009.  For the six months ended April 30, 2010, total operating expenses was approximately $8,400.  This was a decrease of approximately $5,200 for our total costs of roughly $13,600 for the six months ended April 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception and at the end of the six months ended April 30, 2010 we had an accumulate deficit of approximately $3,745,000.  Since we have been unable to generate sufficient funds from our operations to finance our expenses, we have relied upon cash that was originally raised from private financings and shareholder loans to fund our operations.  As a result, we are contemplating an acquisition of an ongoing business to increase the value of our shareholders.

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

ITEM 4.                  Removed and Reserved

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

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 11, 2010

By:  Westergaard.com, Inc.

/s/ Anne H. Straton
Name: Anne H. Straton
Title: Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer