Form 10-Q
period 2010-07-31
WESTERGAARD COM INC
filed 2010-09-14
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  (Mark One)

       [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
Yes [  ] No [  ]

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

As of September 14, 2010, we are authorized to issue up to 100,000,000 at U.S. $0.001 par value per share, of which 48,200,927 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 AND OCTOBER 31, 2009

	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash	$-	$-

Total current assets	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$55,259	$44,383

Total current liabilities	55,259	44,383
Total liabilities	55,259	44,383
Commitments and contingencies
Stockholders' deficit
Common stock, par value $0.001, 100,000,000
authorized 48,200,927 issued and outstanding at
July 31, 2010 and October 31, 2009, respectively	48,201	48,201
Additional paid in capital	3,643,758	3,643,758
Accumulated deficit	(3,747,218)	(3,736,342)

Total stockholders' deficit	(55,259)	(44,383)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDING
JULY 31, 2010 AND 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Expenses:
General and administrative	$2,505	$968	$10,876	$14,588

Total expenses	2,505	968	10,876	14,588

Net loss	$(2,505)	$(968)	$(10,876)	$(14,588)

Net loss per Share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	48,200,927	11,948,445	48,200,927	11,948,445

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
NINE MONTHS ENDED JULY 31, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:

Net loss	$(10,876)	$(14,588)

Changes in current assets and liabilities:
Accounts payable and accrued expenses	10,876	14,588

Net cash used in operating activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
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

NOTE 2 – BASIS OF PRESENTATION

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2009. Results of operations for the three and nine months ended July 31, 2010, are not necessarily indicative of the operating results for the full accounting year or any future period.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

On July 31, 2010, our accumulated deficit was approximately $3,747,000.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate to enter into a reverse merger to continue our business operations.

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

Comparison of results for the three and nine months ended July 31, 2010 and 2009.

REVENUE.

Total revenues for the three and nine months ended July 31, 2010 was $0.  This was unchanged from the net revenues for the three and nine months ended July 31, 2009.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity.  These expenses include audit and tax accounting fees and transfer agent costs.  Total operating expenses for the three months ended July 31, 2010 was approximately $2,500 as compared to roughly $1,000 for the same period in 2009.  For the nine months ended July 31, 2010, total operating expenses were approximately $10,900.  This was a decrease of approximately $3,700 for our total costs of roughly $14,600 for the nine months ended July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception and at the end of the nine months ended July 31, 2010 we had an accumulated deficit of approximately $3,747,000.  Since we have been unable to generate sufficient funds from our operations to finance our expenses, we have relied upon cash that was originally raised from private financings and shareholder loans to fund our operations.  As a result, we are contemplating an acquisition of an ongoing business to increase the value of our shareholders.

Off Balance-Sheet Arrangements- NONE

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Principal Executive Officer & Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer & Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date:  September 14, 2010

By:  Westergaard.com, Inc.

/s/ Anne H. Straton
Name: Anne H. Straton
Title: Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer