Form 10-K
period 2010-10-31
WESTERGAARD COM INC
filed 2011-01-28
CIK 1106974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended October 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2011 was $0, since our common equity does not trade.

The number of shares of our common stock outstanding on January 28, 2011 was 39,462,750.

TABLE OF CONTENTS

PART I
Item 1	Description of Business	Page 5
Item 1A	Risk Factors	N/A
Item 1B	Unresolved Staff Comments	N/A
Item 2	Description of Property	Page 7
Item 3	Legal Proceedings	Page 7
Item 4	Submission of Matter to a Vote of Security Holders	Page 8

PART II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securitities	Page 8
Item 6	Selected Financial Data	N/A
Item 7	Plan of Operations	Page 10
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8	Consolidated Financial Statements	Page 12
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 20
Item 9A(T)	Controls and Procedures	Page 20
Item 9B	Other Information	N/A

PART III
Item 10	Directors and Executive Officers of the Registrant	Page 23
Item 11	Executive Compensation	Page 26
Item 12	Security Ownership of Certain Beneficial Owners, and Management and Related STockholder Matters	Page 26
Item 13	Certain Relationships and Related Transactions	Page 27
Item 14	Principal Accountants Fees and Services	Page 29
Item 15	Exhibit List	Page 29
	Signatures	Page 30

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

Operations

We have not conducted any operations in approximately the last six years.  Additionally, we have not performed any services or earned any revenue during this time period.

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

Comparison of results for the fiscal years ended October 31, 2010 and 2009.

REVENUE.

Total revenues for the year ended October 31, 2010 was $0.  This was unchanged from the net revenues for the year ended October 31, 2009.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity.  These expenses include audit and tax accounting fees and transfer agent costs.  Total operating expenses for the year ended October 31, 2010 was approximately $12,800 as compared to roughly $16,600 for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES.

 We have incurred losses since inception and at the year ended October 31, 2010 we had an accumulate deficit of approximately $3,749,000.  Since we have been unable to generate sufficient funds from our operations to finance our expenses, we have relied upon cash that was originally raised from private financings and shareholder loans to fund our operations.  As a result, we are contemplating an acquisition of an ongoing business to increase the value of our shareholders.

Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.                     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Westergaard.com, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Westergaard.com, Inc. (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westergaard.com, Inc. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP
Houston, Texas
January 24, 2011

WESTERGAARD.COM, INC. CONSOLIDATED BALANCE SHEETS OCTOBER 31, 2010 and 2009

ASSETS
	2010	2009
Current assets:
Cash	$-	$-

Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$57,177	$44,383

Total current liabilities	57,177	44,383

Contingencies
Stockholders' deficit Preferred stock, par value $0.001, 10,000,000 authorized, 0 issued and outstanding at October 31, 2010 and 2009 respectively	-	-
Common stock, par value $0.001, 100,000,000 authorized,	48,201	48,201
48,200,927 issued and outstanding at
October 31, 2010 and 2009 respectively
Additional paid in capital	3,643,758	3,643,758
Accumulated deficit	(3,749,136)	(3,736,342)

Total stockholders' deficit	$(57,177)	$(44,383)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDING
OCTOBER 31, 2010 and 2009

	2010	2009

Expenses:
General and administrative	$12,794	$16,593

Total expenses	12,794	16,593

Net income (loss)	$(12,794)	$(16,593)

Net income (loss) per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	48,200,927	16,914,538

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED OCTOBER 31, 2010 and 2009

				Additional
	Common Stock			Paid in		Accumulated
	Number	Value		Capital		Deficit	Total
Balance at October 31, 2008	11,948,445	$11,948		$2,954,960		$(3,719,749)	$(752,841)

Net loss	-		-		-	(16,593)	(16,593)

Settlement of shareholder debt	36,252,482	36,253		688,798			725,051

Balance at October 31, 2009	48,200,927	48,201		3,643,758		(3,736,342)	(44,383)

Net loss						(12,794)	(12,794)

Balance at October 31, 2010	48,200,927	$48,201		$3,643,758		$(3,749,136)	$(57,177)

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED OCTOBER 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:

Net loss	$(12,794)	$(16,593)

Changes in current assets and liabilities:
Accounts payable and accrued expenses	12,794	16,593

Net cash used in operating activities	-	-

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information

Non cash transactions
Settlement of shareholder debt for equity	$-	$725,051

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

FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

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

 Recent Accounting Pronouncements

All recent accounting pronouncements have been reviewed and are not material or applicable to the Company.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

 At October 31, 2010, our accumulated deficit was approximately $3,749,000.  We will still require additional working capital.  We are in the process of locating a suitable merger candidate and enter into a reverse merger to continue its business operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 – INCOME TAXES

For the years ended October 31, 2010 and 2009, we incurred net losses and, therefore, have no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,749,000 at October 31, 2010, and will begin expiring in the year 2028.  Our net operating loss carry forward may be subject to certain utilization limitations in the future as a result of a change in ownership.

The provision for refundable Federal income tax at the rate of 34% for the years ended October 31, 2010, and 2009 consists of the following:

	2010	2009
Refundable Federal income tax attributable to:
Current operations	$4,000	$6,000
Less, change in valuation allowance	(4,000)	(6,000)
Net provision	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amounts at October 31, 2010 and 2009 is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$1,275,000	$1,271,000
Less, Valuation allowance	(1,275,000)	(1,271,000)
Net deferred tax asset	$-	$-

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

Conclusions

 Based upon the Evaluation, as of October 31, 2010, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based upon the Evaluation, our Principal Executive Officer & Principal Financial Officer concluded that (i) our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of October 31, 2010, Westergaard.com, Inc. maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  Once we find an adequate merger candidate, we expect to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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
PART III

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

NAME	AGE	POSITION

Anne H. Straton	47	President & Treasurer, Principal Executive Officer & Principal Financial Officer & Principal Accounting Officer Director
Wenke B. Thoman	64	Director
Louis E. Taubman	41	Vice President & Secretary Director

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2010.

Code of ethics

As of October 31, 2010, we had not adopted a code of ethics that applied to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are not currently listed on an exchange and therefore are not subject to any listing requirements.  As disclosed elsewhere throughout this Report, we have not had any business operations since 2000.  On January 31, 2010, our stock was approved for trading on the OTC Bulletin Board under the symbol WSYS, but the OTCBB does not maintain any listing standards.  However, we intend to adopt a code of ethics in the near term.

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

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of the date hereof, there are 39,462,750 common shares issued and outstanding.

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

ITEM 14.                      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by LBB & Associates, Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, LLP) for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were approximately $5,500 and $14,000 respectively.

(2) AUDIT-RELATED FEES

$4,050 and $5,000 for the fiscal years 2010 and 2009, respectively.

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

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB filed on March 2, 2000.)
21.1	List of Susidiaries. (Incorporated by Reference to Exhibit 21.1 of Current Report 10-K filed on January 27, 2010.)
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer & Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Anne Straton	Dated: January 27, 2011
Anne Straton Principal Executive Officer & Principal Financial Oficer & Principal Accounting Officer, Director

/s/ Louis Taubman	Dated: January 27, 2011
Louis Taubman Vice President & Secretary, Director

/s/ Wenke Thoman	Dated: January 27, 2011
Wenke Thoman Director