Form 10-Q
period 2011-01-31
WESTERGAARD COM INC
filed 2011-03-09
CIK 1106974

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  (Mark One)

       ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-29761
Commission File Number

Westergaard.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2002729
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Chendai Andou Industry Park, Jijiang
Quanzhou, Fujian, China 362111
(86) 13808527788
 (Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

As of March 4, 2011, we are authorized to issue up to 100,000,000 at U.S. $0.001 par value per share, of which 34,431,221 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERGAARD.COM, INC. CONSOLIDATED BALANCE SHEETS JANUARY 31, 2011 and OCTOBER 31, 2010

ASSETS
	2011	2010
	(unaudited)
Current assets:
Cash	$-	$-

Total current assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$66,544	$57,177

Total current liabilities	66,544	57,177

Contingencies and commitments
Stockholders' deficit
Preferred stock, par value $0.001, 10,000,000 authorized, 0 issued and outstanding at January 31, 2011 and October 31, 2010, respectively	-	-
Common stock, par value $0.001, 100,000,000 authorized, 48,200,927 issued and outstanding at January 31, 2011 and October 31, 2010	48,201	48,201
Additional paid in capital	3,643,758	3,643,758
Accumulated deficit	(3,758,503)	(3,749,136)

Total stockholders' deficit	$(66,544)	$(57,177)

Total liabilities and stockholders' deficit	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING
JANUARY 31, 2011 and 2010

	2011	2010
	(unaudited)	(unaudited)

Expenses:
General and administrative	$9,367	$6,662

Total expenses	9,367	6,662

Net income (loss)	$(9,367)	$(6,662)

Net income (loss) per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding
basic and diluted	48,200,927	48,200,927

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
THREE MONTHS ENDED JANUARY 31, 2011 and 2010

	2011	2010
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net loss	$(9,367)	$(6,662)

Changes in current assets and liabilities:
Accounts payable and accrued expenses	9,367	6,662

Net cash used in operating activities	-	-

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

See Accompanying Notes to Consolidated Financial Statements

WESTERGAARD.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 (Unaudited)

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

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2010. Results of operations for the three months ended January 31, 2011, are not necessarily indicative of the operating results for the full accounting year or any future period.

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

Stock Based Compensation

Stock based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis, which is generally commensurate with the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recent Accounting Pronouncements

All recent accounting pronouncements have been reviewed and are not material or applicable to the Company.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

At January 31, 2011, our accumulated deficit was approximately $3,759,000.  We will still require additional working capital.

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

NOTE 5 – SUBSEQUENT EVENT

On February 11, 2011, we completed the acquisition of ANBAILUN International Holdings Limited, a company incorporated under the Law of British Virgin Islands ("ANBAILUN”) and a sports footwear designer and manufacturer in China’s domestic market in Tier 3 or smaller regional cities and rural areas, by means of a share exchange.

On February 11, 2011, we entered into a Share Exchange Agreement (“Exchange Agreement”) by and among (i) ANBAILUN, (ii) Ansheng International, Inc., as ANBAILUN’s sole shareholder, (iii) us, and (iv)our principal stockholders. Pursuant to the terms of the Exchange Agreement, the shareholders of ANBAILUN transferred to the Company all of the shares of ANBAILUN in exchange for the issuance of 33,949,212 shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”). As a result of the Share Exchange, ANBAILUN became a wholly-owned subsidiary of the Company and the Company is a holding company.

The transaction was determined to be a reverse merger whereby ANBAILUN was considered to be the accounting acquirer, as it retained control of Westergaard after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of ANBAILUN. ANBAILUN is the continuing entity for financial reporting purposes.

On February 9, 2011, the directors authorized the 100 for 1 reverse stock split with the record date effective as of February 9, 2011 and FINRA declared the reverse split effective on February 11, 2011. The reverse split was effective immediately prior to the closing of the Exchange Agreement and did not have the effect of reducing any of the shares issued in connection with the Exchange Agreement. The reverse split did, however, reduce the 48,200,927 shares outstanding immediately prior to the closing of the Exchange Agreement to 482,009.

Item 2. Management’s Discussion and Analysis of Financial Condition & Results of Operations

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

Overview

Our primary activities prior to our ceasing our operations consisted of the following:

▪	Developing a business model;
▪	Marketing our services to smallcap companies;
▪	Recruiting employees and analysts;
▪	Initial planning and development of our web sites; and
▪	Building of infrastructure of web sites.

However, since 2000, when we formally ceased operations, we have had no business or operations.  Recently, our management determined that it was in the best interests of our shareholders to seek an operating company to acquire.

On February 11, 2011, the Company completed the acquisition of ANBAILUN International Holdings Limited, a company incorporated under the Law of British Virgin Islands ("ANBAILUN”) and a sports footwear designer and manufacturer in China’s domestic market in Tier 3 or smaller regional cities and rural areas, by means of a share exchange.

On February 11, 2011, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among (i) ANBAILUN, (ii) Ansheng International, Inc., as ANBAILUN’s sole shareholder, (iii) us, and (iv) our principal stockholders. Pursuant to the terms of the Exchange Agreement, the shareholders of ANBAILUN transferred to the Company all of the shares of ANBAILUN in exchange for the issuance of 33,949,212 shares of the common stock of the Company, par value $0.001 per share. As a result of the Share Exchange, ANBAILUN became a wholly-owned subsidiary of the Company and the Company is a holding company.

For additional details regarding the transaction and the business of ANBAILUN, please refer to the Current Report on Form 8-k filed on February 11, 2011.

Comparison of results for the three months ended January 31, 2011 and 2010.

REVENUE.

There was no revenue for the three months ended January 31, 2011.  This was unchanged from the net revenues for the three months ended January 31, 2010.

OPERATING EXPENSES.

Operating expenses consist primarily of administrative costs as well as professional services and fees related to maintaining the corporate entity.  These expenses include audit and tax accounting fees and transfer agent costs.  Total operating expenses for the three months ended January 31, 2011 was approximately $9,400 as compared to roughly $6,700 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES.

We have incurred losses since inception and at the end of the three months ended January 31, 2011 we had an accumulated deficit of approximately $3,759,000.  Since we have been unable to generate sufficient funds from our operations to finance our expenses, we have relied upon cash that was originally raised from private financings and shareholder loans to fund our operations.  As a result, we are contemplating an acquisition of an ongoing business to increase the value of our shareholders.

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

(b) Changes in internal control over financial reporting

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended October 31, 2010, management concluded that our internal control over financial reporting was effective as of October 31, 2010.  However, management did identify a significant deficiency – as described below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

ITEM 1A. Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not Applicable.

(c) Not Applicable.

ITEM 3.  Defaults upon Senior Securities

(a) Not Applicable.

(b) Not Applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

On January 13, 2010, the majority shareholders of our Company authorized us, at the sole option of our Board of Directors to conduct a 100 for 1 reverse stock split (the “Reverse Split”) at such time that the directors deem it in the company’s best interest. Pursuant to Section 14C of the Securities and Exchange Act of 1934, we filed a preliminary information statement and a definitive information statement notifying all shareholders of the right that was granted to the directors. On February 9, 2011, the directors authorized the 100 for 1 reverse stock split with the record date effective as of February 9, 2011 and FINRA declared the Reverse Split effective on February 11, 2011. The reverse split was effective immediately prior to the closing of the Exchange Agreement and did not have the effect of reducing any of the shares issued in connection with the Exchange Agreement. The Reverse Split did, however, reduce the 48,200,927 shares outstanding immediately prior to the closing of the Exchange Agreement to 482,009.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit Number	Document
3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ending July 31, 2007, which was filed on September 13, 2007.)

3.2	Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-SB filed on March 2, 2000.)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2011

By:  Westergaard.com, Inc.

/s/ Ding Jinbiao
Name: Ding Jinbiao
Title: Chief Executive Officer and Interim Principal Financial Officer