Form 10-Q
period 2011-03-31
WESTERGAARD COM INC
filed 2011-05-16
CIK 1106974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-29761

WESTERGAARD.COM, INC.
 (Name of Registrant as specified in its charter)

DELAWARE	52-2002729
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Chendai Andou Industry Park, Jinjiang,
Quanzhou, Fujian, China 362211
 (Address of principal executive offices)

86-13808527788
 (Issuer telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[√]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [√]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  34,431,262 shares of common stock are issued and outstanding as of May 16, 2011.

WESTERGAARD.COM, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2011

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 8-K/A which was filed on April 26, 2011, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

WESTERGAARD.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,615,932	$15,544,035
Restricted cash	199,388	-
Accounts receivable	16,263,904	17,727,064
Advance to suppliers	-	2,260,517
Prepaid expenses	10,110	18,906
Inventories	4,806,307	5,206,012
Total Current Assets	48,895,641	40,756,534

Property and equipment, net	918,474	951,816

Land use rights, net	234,763	234,765

TOTAL ASSETS	$50,048,878	$41,943,115

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank loans	$3,044,094	$3,289,573
Bank acceptance notes payable	199,388	-
Accounts payable	4,658,792	2,724,057
Other payable and accrued liabilities	650,154	495,697
Due to related party	15,141	514
Income taxes payable	1,722,736	693,031
Other taxes payable	604,105	593,046
Total Current Liabilities	10,894,410	7,795,918

LONG-TERM LIABILITIES:
Convertible debt, net	71,128	324,367

Total Liabilities	10,965,538	8,120,285

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 authorized, No shares issued and outstanding)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized; 34,431,262 and 33,949,212 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	34,431	33,949
Additional paid-in capital	1,958,338	1,677,175
Subscription receivable	(35,000)	(35,000)
Retained earnings	34,303,221	29,555,834
Statutory reserve	837,048	837,048
Accumulated other comprehensive income	1,985,302	1,753,824

Total Shareholders' Equity	39,083,340	33,822,830

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$50,048,878	$41,943,115

See notes to unaudited consolidated financial statements

WESTERGAARD.COM, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

NET SALES	$24,415,586	$17,652,447

COST OF SALES	16,567,414	12,694,449

GROSS PROFIT	7,848,172	4,957,998

OPERATING EXPENSES:
Selling expenses	715,901	645,442
Research and development expenses	63,492	57,444
Professional fees	312,387	-
General and administrative expenses	267,490	230,273

Total Operating Expenses	1,359,270	933,159

INCOME FROM OPERATIONS	6,488,902	4,024,839

OTHER INCOME (EXPENSE):
Interest income	17,875	10,863
Interest expense	(71,570)	(44,845)

Total Other Expense	(53,695)	(33,982)

INCOME BEFORE INCOME TAXES	6,435,207	3,990,857

INCOME TAXES	1,687,820	1,000,787

NET INCOME	$4,747,387	$2,990,070

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	231,478	4,166

COMPREHENSIVE INCOME	$4,978,865	$2,994,236

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.14	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	34,211,661	33,949,212
Diluted	34,689,595	33,949,212

See notes to unaudited consolidated financial statements

WESTERGAARD.COM, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,747,387	$2,990,070
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	39,267	35,547
Amortization of land use rights	1,488	1,434
Amortization of debt discount	28,406	-
Changes in assets and liabilities:
Restricted cash	(198,804)	-
Accounts receivable	1,571,057	(4,586,351)
Advance to suppliers	2,268,202	-
Prepaid expenses	8,882	10,971
Inventories	431,479	(479,720)
Bank acceptance notes payable	198,804	-
Accounts payable	1,911,830	742,452
Other payable and accrued liabilities	151,890	646,117
Income taxes payable	1,022,303	101,462
Other taxes payable	7,274	34,846

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	12,189,465	(503,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(24,802)

NET CASH USED IN INVESTING ACTIVITIES	-	(24,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	14,627	-
Proceeds from bank loans	-	724,104
Repayment of bank loans	(265,578)	-

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(250,951)	724,104

EFFECT OF FOREIGN CURRENCY FLUCTUATIONS ON
CASH AND CASH EQUIVALENTS	133,383	3,377

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,071,897	199,507

CASH AND CASH EQUILAVENTS - BEGINNING OF PERIOD	15,544,035	12,789,430

CASH AND CASH EQUIVALENTS - END OF PERIOD	$27,615,932	$12,988,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$43,164	$44,845
Income taxes	$665,517	$899,325

See notes to unaudited consolidated financial statements

WESTERGAARD.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Westergaard.com, Inc. (the “Company” or Westergaard”) was incorporated under the laws of the State of Delaware on August 15, 1996, as "Westergaard Online Systems, Inc." On February 18, 1999, the Company’s corporate name was changed to Westergaard.com, Inc.

On February 9, 2011, prior to the Exchange Agreement, the directors of the Company authorized a 100 for 1 reverse stock split with the record date effective as of February 9, 2011 and FINRA declared the reverse split effective on February 11, 2011. The reverse split was effective immediately prior to the closing of the Exchange Agreement and did not have the effect of reducing any of the shares issued in connection with the Exchange Agreement. The reverse split did, however, reduce the 48,200,927 shares outstanding immediately prior to the closing of the Exchange Agreement to 482,050 shares.

On February 11, 2011, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among (i) the Company, (ii) the principal stockholders of Westergaard, (iii) Anbailun International Holdings Limited (“Anbailun”), a holding company formed under the laws of the British Virgin Islands on April 12, 2010, and (iv) Ansheng International, Inc., Anbailun’s sole shareholder. Pursuant to the terms of the Exchange Agreement, the Company issued 33,949,212 shares of its common stock, par value US$0.001 per share (the “Common Stock”) representing approximately 98.6 % of the fully diluted outstanding shares of the Company (the “Share Exchange”) for all of the outstanding shares of Anbailun. As a result of the Share Exchange, Anbailun became a wholly-owned subsidiary of the Company. Concurrent with the Share Exchange, Mr. Jinbiao Ding was appointed the Chief Executive Officer of the Company.

The Share Exchange has been accounted for as a recapitalization, whereby the Company is deemed to be the accounting acquiree (legal acquirer) and Anbailun is the accounting acquirer (legal acquiree). The financial statements before the date of the Share Exchange are those of Anbailun with the results of the Company being consolidated from the date of the Share Exchange. The equity section and earnings per share has been retroactively restated to reflect the reverse acquisition and no goodwill was recorded.

Anbailun is a holding company formed under the laws of the British Virgin Islands on April 12, 2010.  Anbailun is the sole shareholder of Ansheng (HK) Holding Limited (“Ansheng (HK)”). Ansheng (HK) was incorporated under the laws of Hong Kong on June 18, 2010. Ansheng (HK) Holdings Limited acquired 100% of the ownership of Fujian Jinjiang Chendai Ansheng Shoes & Clothing Co., Ltd. (“Fujian Ansheng”), a limited liability company incorporated under the laws of the People’s Republic of China (the “PRC”) on July 25, 1995, pursuant to the terms of a share exchange agreement entered into on September 15, 2010 but was not approved by the PRC government and effective until December 13, 2010.

On July 25, 1995, Fujian Ansheng was incorporated with registered capital of US$274,689 contributed by three owners Mr. Jinbiao Ding (50%), Mr. Choumou Ding (25%) and Ms. Jinfang Ding (25%).  The registered capital was increased to US$636,715 by the three owners proportionately on December 20, 2001. In September 2007, Mr. Choumou Ding and Ms. Jinfang Ding transferred their ownership to Mr. Jinbiao Ding, and Mr. Jinbiao Ding contributed additional US$971,054 to Fujian Ansheng which increased its registered capital to US$1,607,769. Until Ansheng (HK)’s acquisition of Fujian Ansheng effective December 13, 2010, Fujian Ansheng was 100% owned by Mr. Jinbiao Ding (“Mr. Ding”).

As of March 31, 2011, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-in capital	Effective ownership	Principal activities

Anbailun	British Virgin Islands April 12, 2010	USD$35,000	100%	Holding company of Ansheng (HK)

Ansheng (HK)	Hong Kong June 18, 2010	HK$10,000	100%	Holding company of Fujian Ansheng

Fujian Ansheng	People’s Republic of China (“PRC”) July 25, 1995	RMB12,580,000	100%	Sports footwear designer and manufacturer in China’s domestic market in smaller cities and towns and rural areas.

Pursuant to a restructuring plan intended to ensure compliance with the PRC rules and regulations as described below (the “Restructuring”), on September 15, 2010, Anbailun, through its directly wholly-owned subsidiary Ansheng (HK), acquired 100% equity interests in Fujian Ansheng, a company 100% owned and controlled by Mr. Ding, with consideration of approximately US$1,900,000. The share exchange became effective on December 13, 2010 upon approval of the transaction by the PRC government.

The table below sets forth the proportion of equity interests in all entities and individuals involved before and after the Restructuring based on subscribed registered capital:

	Ansheng International, Inc.		ANBAILUN		Ansheng (HK)		Fujian Ansheng
	Before	After	Before	After	Before	After	Before	After
	%	%	%	%	%	%	%	%
Shareholder
Mr. Lam Chiu Ming (“ Mr. Lam”)	100	100	—	—	—	—	—	—
Ansheng International, Inc.	—	—	100	100		—	—	—
ANBAILUN	—	—	—	—	100	100	—	—
Ansheng (HK)	—	—	—	—	—	—	—	100
Mr. Ding	—	—	—	—	—	—	100	—
	100	100	100	100	100	100	100	100

As part of the Restructuring, Mr. Lam and Mr. Ding entered into a Share Transfer Agreement (the “Share Transfer Agreement”) dated February 11, 2011, pursuant to which Mr. Lam granted to Mr. Ding the option to purchase all of the 30,000 ordinary shares (the “Option Shares”) of Ansheng International, Inc. held by Mr. Lam at the nominal price of US$1.00 per share. The option shares vest and become exercisable upon Fujian Ansheng attaining consolidated net income performance targets for fiscal 2011 of at least 120% of the audited consolidated net income of the year ended December 31, 2010 or alternatively if the performance target has not been met, by the payment of the alternative exercise price of US$30,000. Accordingly, upon exercise of such option, Mr. Ding will directly own and control 33,949,212 shares, or 98.6%, of the Company’s Common Stock.

As part of the Restructuring, Mr. Lam, a resident of Hong Kong and the sole shareholder of Ansheng International, Inc. agreed that without the prior written consent of Mr. Ding, Mr. Lam shall not vote his shares in the Company such that the Company shall (i) issue or create any new shares, equity, registered capital, ownership interest, or equity linked securities, or any options or warrants that are directly convertible into, or exercisable or exchangeable for, shares, equity, registered capital, ownership interest, or equity-linked securities of the Company, or other similar equivalent arrangements, (ii) alter the shareholding structure of the Company, (iii) cancel or otherwise alter the Option Shares, (iv) amend the register of members or the memorandum and articles of association of the Company, (v) liquidate or wind up the Company, or (vi) act or omit to act in such a way that would be detrimental to the interest of Mr. Ding in the Option Shares.  Additionally, Mr. Lam agreed that no further directors would be appointed to the board of either Ansheng International, Inc., Anbailun, Ansheng (HK), or Fujian Ansheng without the prior written consent of Mr. Ding. Mr. Ding is able to control and manage the operational, investment and business decisions of these companies, including the ability to control decisions regarding any change in these companies’ capital structure or payment of dividends. Further, Mr. Ding has the ultimate authority to determine the composition of the board of directors for these companies.

The purpose of the Share Transfer Agreement is to enable Mr. Ding to re-acquire the ultimate legal ownership of Fujian Ansheng in compliance with PRC rules and regulations.  The arrangement for Mr. Ding to control the holding companies and Fujian Ansheng as well as the Share Transfer Agreement are each an inseparable and indispensable part of the Restructuring which enables Mr. Ding to continue to have residual rewards of the combined entity.

Also as part of the Restructuring, Ansheng (HK)’s capital was established by way of contributions from Mr. Ding of RMB 12,580,000 (approximately US$1,607,769), which aggregate amount equaled the total transfer price he was entitled to receive and which he was paid by Ansheng (HK) for the transfer of his equity interests in Fujian Ansheng. The Company anticipates that pursuant to the share transfer agreement entered into by and between Mr. Lam and Mr. Ding, the ordinary shares of Ansheng International, Inc. will be transferred from Mr. Lam to Mr. Ding. As a result, Mr. Ding has continued to bear the residual risks of the combined entity.

Mr. Ding has retained a financial controlling interest in the combined entity through the above-discussed residual risks and rewards. Furthermore, during and after the Restructuring, there has been no change to Anbailun’s principal managers and Mr. Ding continues to act as the principal managing officer and employee of Anbailun and Fujian Ansheng has remained under common operating, management and financial control. As a result, the Restructuring has been accounted for as a combination of entities under common control and recapitalization of Fujian with no adjustment to the historical basis of the assets and liabilities of Fujian Ansheng, and the operations were consolidated as if the Restructuring occurred as of the beginning of the first accounting period presented in these consolidated financial statements.

The Company, through its operating subsidiary, Fujian Ansheng which is located in Fujian, China, is a sports footwear designer and manufacturer in China’s domestic market in Tier 3 cities and towns and rural areas. The Company’s products include skateboard shoes, sneakers, jogging shoes, basketball shoes, tennis shoes, boots, classic shoes and cotton-padded shoes. The Company’s operations include: (1) research and development of sports footwear with original design under its own brand names; (2) manufacturing of sports footwear; (3) manufacturing technologies that support the realization of its designs as well as ensure the quality of shoe products, and (4) a distribution network that covers several small cities and towns in northern and northeastern China.

Basis of presentation

The consolidated interim financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 8-K/A that we filed on April 26, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations and cash flows for the three months ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the fair value of embedded beneficial conversion features and warrants.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions with maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions in the PRC and the balances in banks in the PRC are uninsured.

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, advances to suppliers, loans payable, accounts payable and accrued expenses, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Concentrations of credit risk

The Company’s operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers who have the ability to pay; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2011 and December 31, 2010, the Company did not record any allowance for doubtful accounts.

Advance to suppliers

Advance to suppliers represent partial payments or deposits for future inventory purchases. These advances to suppliers are non-interest bearing and unsecured. From time to time, vendors require a certain amount of monies to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis and to secure inventory pricing. As of March 31, 2011 and December 31, 2010, the Company’s advances to suppliers amounted to US$0 and US$2,260,517, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  At March 31, 2011 and December 31, 2010, the Company did not record any inventory reserve.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.
The estimated useful lives are as follows:

	Years	Residual Value
Buildings	20	5%
Plant and machinery	10	5%
Furniture, fixtures and electronic equipment	5	5%

Land use rights

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights, which is 50 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2011 and 2010.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company organizes and attends two product trading fairs each year in May and October. The product trading fairs are attended by more than 100 existing and potential distributors and the Company receives a majority of its product orders from its independent distributors at these trade fairs, with certain amounts of follow-up orders thereafter. Revenue is recognized when products are delivered to its distributors and generally payment is due 60 days from the date of delivery. The Company's sales consist of the invoiced value of goods, net of a value-added tax (VAT).

Provisions for estimated returns and allowances, rebates to customers, and any other adjustments are provided for in the same period the related sales are recorded. Generally, the Company will record a reduction to gross sales based on estimated customer returns and allowances and rebates.  These reductions are influenced by historical rates of customer returns and allowances and rebates as well as the specific identification of certain returns and allowances and rebates.

The actual amount of sales returns and allowances realized may differ from our estimates.  If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made.  No product returns allowance is made as products delivered and accepted by customers are normally not returned.   Generally, pursuant to the Company’s sales agreements, the customer has seven days to return any damaged product. For the three months ended March 31, 2011 and2010, the Company did not record any sales return or allowances.

The Company offers its customers a sales rebate if the respective customer’s sales of the Company’s products exceed certain levels. If the respective customers sales of product exceed specified sales levels, within one year, the Company shall award the customer between 3% and 4% of the respective customer’s total yearly sales in cash or by writing-down the same amount from the accounts receivable at the end of the period. For the three months ended March 31, 2011 and 2010, sales rebates were netted against gross sales and amounted to US$773,970 or 3.2% of gross sales and US$746,047 or 4.2% of gross sales, respectively.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China, Hong Kong and the British Virgin Islands. The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2011 and December 31, 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT).

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to income in the same period as the related salary costs and are not material.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of income. Advertising expenses amounted to US$682,915 and US$614,530 for the three months ended March 31, 2011 and 2010, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company’s products, and depreciation amount from machinery used. Research and development expenses amounted to US$63,492 and US$57,444 for the three months ended March 31, 2011 and 2010, respectively.

Shipping costs

Shipping costs, if any, are included in selling expenses and were not material for the three months ended March 31, 2011 and 2010, respectively, since both the Company’s customers and suppliers pay for their respective shipping costs.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and its subsidiary Anbailun is the U.S. dollar. The functional currency of Ansheng (HK) is the Hong Kong dollar, the functional currency of the Company’s subsidiary, Ansheng Fujian, is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The foreign currency translation adjustment included in comprehensive income for the three months ended March 31, 2011 and 2010 were US$231,478 and US$4,166, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the acquisition date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2011 and December 31, 2010 were translated at 6.5701 RMB to US$1.00 and 6.61180 RMB to US$1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and comprehensive income for the three months ended March 31, 2011 and 2010 were 6.5894 RMB and 6.83603 RMB to US$1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Net Income per share of common stock

ASC 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common stock consists of common stock issuable upon the conversion of convertible debt stock (using the if-converted method) and common stock purchase warrants (using the treasury stock method).

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2011	2010
Net income available to common stockholders for basic and diluted net income per share of common stock	$4,747,387	$2,990,070
Weighted average common stock outstanding - basic	34,211,661	33,949,212
Effect of dilutive securities:
Convertible debt	384,615	-
Warrants	93,319	-
Weighted average common stock outstanding - diluted	34,689,595	33,949,212
Net income per common share – basic and diluted	$0.14	$0.09

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$16,263,904	$17,727,064
Less: allowance for doubtful accounts	-	-
Total	$16,263,904	$17,727,064

No allowance for doubtful accounts was recorded as of March 31, 2011 and December 31, 2010 as management believes no accounts are uncollectible as of March 31, 2011 and December 31, 2010. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

NOTE 3 – INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consisted of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Raw materials	$614,786	$764,016
Work in process	3,574,110	3,681,100
Finished goods	617,411	760,896
	$4,806,307	$5,206,012

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property and equipment consist of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Building and building improvements	$1,461,165	$1,451,950
Manufacturing equipment	811,089	805,973
Office equipment and furniture	68,153	67,723
	2,340,407	2,325,646
Less: accumulated depreciation	(1,421,933)	(1,373,830)
Total	$918,474	$951,816

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to US$39,267 and US$35,547, of which US$26,353 and US$24,863 was included in cost of sales, respectively.

As of March 31, 2011, the buildings with net value of US$512,625 were collateralized for short-term bank loans of US$761,023 from Industrial and Commercial Bank of China Ltd. (“ICBC”) Jinjiang Branch. As of December 31, 2010, the buildings with net value of US$526,634 were collateralized for short-term bank loans of US$756,224 from ICBC Jinjiang Branch.

NOTE 5 – LAND USE RIGHTS

At March 31, 2011 and December 31, 2010, land use rights consist of the following:
	Useful Life	March 31, 2011	December 31, 2010
		(Unaudited)
Land use rights	50 Years	$298,428	$296,545
Less: accumulated amortization		(63,665)	(61,780)
Total		$234,763	$234,765

Amortization expense for the three months ended March 31, 2011 and 2010 amounted to US$1,488 and US$1,434, respectively.

As of March 31, 2011, land use right with net value of US$234,763 was collateralized for short-term bank loans of US$761,023 from ICBC Jinjiang Branch. As of December 31, 2010, land use right with net value of US$234,765 was collateralized for short-term bank loans from ICBC Jinjiang Branch.

Amortization of land use rights attributable to future periods is as follows:
Amount
The periods ending December 31:	(Unaudited)
2011	$4,475
2012	5,969
2013	5,969
2014	5,969
2015	5,969
2016 and thereafter	206,412
Total	$234,763

NOTE 6 – SHORT-TERM BANK LOANS

At March 31, 2011 and December 31, 2010, short-term bank loan consisted of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Loan payable to Industrial and Commercial Bank of China, due on February 1, 2011 and bears annual interest based on the benchmark interest rate multiplied by 1.05 (6.1005% as of December 31, 2010), collateralized by accounts receivables and repaid on due date.	$-	$264,678
Loan payable to Industrial and Commercial Bank of China, due on July 15, 2011 with an annual interest rate based on the benchmark interest rate multiplied by 1.05 (6.6255% as of March 31, 2011) and collateralized by accounts receivables and guaranteed by Jinjiang Qiuzhi East Asia Shoes and Clothing Ltd.	487,055	483,983
Loan payable to Industrial and Commercial Bank of China, due on August 2, 2011 with an annual interest rate based on the benchmark interest rate multiplied by 1.05 (6.6255% as of March 31, 2011) and guaranteed by Jinjiang Qiuzhi East Asia Shoes and Clothing Ltd.	456,614	453,734
Loan payable to Industrial and Commercial Bank of China, due on June 2, 2011 with an annual interest rate based on the benchmark interest rate multiplied by 1.15 (7.2565% as of March 31, 2011) and collateralized by the buildings and land use rights, see Note 5.	761,024	756,224
Loan payable to Industrial and Commercial Bank of China, due on December 1, 2011 with annual interest rate based on the benchmark interest rate multiplied by 1.05 (6.6255% as of March 31, 2011) and collateralized by its accounts receivables and guaranteed by Jinjiang Qiuzhi East Asia Shoes and Clothing Ltd.	1,339,401	1,330,954
Total	$3,044,094	$3,289,573

For the three months ended March 31, 2011 and 2010, interest expense related to loans amounted to US$43,164 and US$44,845, respectively. Weighted average interest rate for the three months ended March 31, 2011 and 2010 are 5.58% and 5.95% respectively.

NOTES 7 – BANK ACCEPTANCE NOTES PAYABLE

Notes payable amounting to $199,388 were issued by the Company to creditors with the banker’s acceptance payable at the maturity date for the purpose of raw materials for production. The Company has to repay the notes within six months from date of issuance and 5% service fees will be charged by banks for the issuance of the notes. The notes payable were collateralized by restricted cash of $199,388 as reflected on the accompanying consolidated balance sheets.

NOTE 8 – OTHER PAYABLE AND ACCRUED LIABILITIES

At March 31, 2011 and December 31, 2010, other payables and accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Accrued payroll payable	$324,843	$411,193
Professional fees	285,086	-
Other liabilities	40,225	84,504
	$650,154	$495,697

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, Mr. Jinbiao Ding advanced funds to company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand.  At March 31, 2011 and December 31, 2010, due to related party was as follows:

Name	March 31, 2011	December 31, 2010
	(Unaudited)
Mr. Jinbiao Ding	$15,141	$514

NOTE 10 – CONVERTIBLE DEBT

On May 12, 2010, Anbailun and Silver Rock Capital Limited (“Silver Rock Capital”) entered into a series of agreements (a securities purchase agreement and other related agreements (the “Bridge Loan Agreement)). Pursuant to the Bridge Loan Agreement, Silver Rock Capital provided capital in the form of a senior secured convertible note to Anbailun in the principal amount up to US$350,000 to be solely used for the fees and expenses incurred in preparation of the Offering in the U.S. capital market. In connection with the loan, Silver Rock Capital received a senior secured convertible note (the “Note”) in the aggregate principal amount of US$350,000. Pursuant to the original May 12, 2010 secured convertible note, the note will mature on May 12, 2011, and carry no interest. Pursuant to the convertible note agreement, commencing at such time Anbailun becomes a publicly traded entity in the U.S. the holders of the Note have the right to convert the Note to the common stock of Anbailun with an initial conversion price (the “Conversion Price”) of (i) US$1.00 assuming that 35,000,000 shares of Anbailun's common or ordinary stock is issued and outstanding subject to adjustment for future share splits or (ii) eighty percent (80%) of the price of any securities sold in any financing of Anbailun. The convertible note included common stock warrants (the "Warrants") exercisable for a period of 5 years from issuance to purchase common stock of Anbailun up to the same amount of shares of the common stock issuable upon conversion of the Notes. Each warrant was exercisable with an initial exercise price equal to 120% of the Conversion Price of the Notes. On the agreement date, Anbailun was an inactive company with no assets or operations and was formed in contemplation of setting an offshore structure to eventually acquire the Company’s current operating subsidiary Fujian Ansheng which became effective on December 13, 2010 upon the approval of the applicable Chinese administrative agency.

On May 12, 2010, the Company evaluated whether or not the convertible debt contained embedded conversion options, which meet the definition of a derivatives under ASC Topic 815 - “Derivatives and Hedging” and related interpretations.  The Company concluded that the convertible debt did not contain any embedded conversion options and was not a derivative. Since Anbailun was a private company, the common shares underlying the convertible debt could not be converted into cash and there was no net settlement.

In accordance with ASC Topic 470-20 – “Debt with Conversion and Other Options”, the convertible notes were considered not to have an embedded beneficial conversion feature because the convertible note was not fully convertible at the issuance date due to the contingency.

Pursuant to the terms of the initial Warrant, Silver Rock Capital was entitled to initially purchase 350,000 shares of common stock of Anbailun at an initial exercise price of US$1.20 per share. The Warrants had a term of 5 years after the issuance date.  The warrant was treated as a discount to the convertible debt and was valued at US$68,355 and is being amortized over the one year initial note term. The fair market value of the stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: stock price of $0.75; expected dividend yield 0%; risk-free interest rate of 2.29%; volatility of 50% and an expected term of five years. For the three months ended March 31, 2011 and 2010, amortization of the debt discount into interest expense amounted US$28,406 and nil, respectively.

On February 11, 2011, the Company amended the convertible note agreement and the related warrants. Simultaneously with the Exchange Agreement with Anbailun, the Company amended its Bridge Loan Agreement dated May 12, 2010 with Silver Rock Capital, whereby (i) the note due date was extended to the mature on the earlier to occur of: (a) two (2) years from the closing of a reverse merger with a US Public Company; or (b) February 15, 2013, and (ii) the note became convertible into shares of common stock of the Company at a fixed conversion price of US$0.91 per share to replace the Conversion Price. Additionally, pursuant to the amended Bridge Loan Agreement, in replacement of the Warrants, Silver Rock Capital received a five (5) year warrant (“Amended Warrant”) to purchase 384,615 shares of the Company’s common stock at an initial fixed exercise price of US$1.09 per share. The fixed conversion price for the note and fixed exercise price for the warrants replaced any down-round provisions in the amendment.

The fair market value of the Amended Warrant was estimated to be $0.78 using the Black-Scholes option-pricing model using the following weighted-average assumptions:  stock price of $1.5; expected dividend yield 0%; risk-free interest rate of 2.38%; volatility of 50% and an expected term of 4.25 years.

Pursuant to ASC Topic 470-20-35-1 to 35-3, since the initial terms of a contingent conversion option did not permit the Company to compute the number of shares that the Silver Rock Capital would receive if the contingent event occurred and the conversion price was adjusted, the Company waited until the contingent event occurred and then computed the resulting number of shares that would be received pursuant to the new conversion price. The number of shares that would be received upon conversion based on the adjusted conversion price would was compared with the number that would have been received before the occurrence of the contingent event. The excess number of shares multiplied by the commitment date stock price equals the incremental intrinsic value that resulted from the resolution of the contingency and the corresponding adjustment to the conversion price. That incremental amount shall be recognized when the triggering event occurs.

Accordingly, the Company recorded an Amended Warrant and additional beneficial conversion feature of US$281,645, the difference between the total debt (US$350,000) and the warrant value previously recorded (US$68,355).

The convertible debt liability is as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Unaudited)	$
Convertible debt	$350,000		350,000
Less: unamortized discount on convertible debt	(278,872)		(25,633)
Convertible debt, net	$71,128		$324,367

NOTE 11 – INCOME TAXES

The Company accounts for income tax pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. The Company recognized no deferred tax asset or liability as of March 31, 2011 and December 31, 2010 since there was no difference between the financial statements and the tax basis of assets and liabilities, nor the expected future tax benefit to be derived from tax losses and tax credit carryforwards.

The Company and its subsidiaries file separate income tax returns.

United States

Westergaard was incorporated in Delaware. Westergaard did not earn any income that was derived in the United States for the three months ended March 31, 2011 and 2010 and therefore was not subject to income taxes.

British Virgin Islands

Anbailun was incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Anbailun is not subject to tax on income or capital gains. In addition, upon payments of dividends by Anbailun, no British Virgin Islands withholding tax is imposed.

Hong Kong

Ansheng (HK) was incorporated in Hong Kong. Ansheng (HK) did not earn any income that was derived in Hong Kong for the three months ended March 31, 2011 and 2010 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Fujian Ansheng is governed by the Income Tax Law of the People’s Republic of China. In the three months ended March 31, 2011 and 2010, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments. The table below summarizes the differences between the PRC statutory rate and the Company’s effective tax rate and are as follows for the three months ended March 31, 2011 and 2010:
	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Statutory tax rates	25.0%	25.0%
Non-deductable expenses	0.1%	0.2%

Total provision for income taxes	25.1%	25.2%

The Company and its subsidiaries did not have any unrecognized tax benefit as of March 31, 2011 and December 31, 2010.

NOTE 12 – OTHER TAXES PAYABLE

The following table reflects other taxes payable as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Unaudited)
Value added taxes	$559,469	$544,079
Other taxes	44,636	48,967
Total	$604,105	$593,046

NOTE 13 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. The Company did not make any such appropriation for the three months ended March 31, 2011 and 2010 since the reserve balance as of December 31, 2007 reached 50% of its registered capital. The accumulated balance of the statutory reserve of the Company as of March 31, 2011 and December 31, 2010 was US$837,048.

In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. This portion US$837,048, as of March 31, 2011, represents the accumulated balance of statutory reserve maintained by the Company.

NOTE 14 – CONCENTRATIONS AND CREDIT RISKS

As of March 31, 2011 and December 31, 2010, the Company held cash in banks of US$27,615,932 and US$15,544,035, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with large financial institution in the PRC with acceptable credit rating.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Customers

During the three months ended March 31, 2011, no customer accounted for 10% of the Company’s total sales as of March 31, 2011. During the three months ended March 31, 2010, one customer accounted for 11% of the Company’s total sales and this customer accounted for 10% of the accounts receivable as of March 31, 2010.

Suppliers

Three suppliers provided 40% of the Company’s purchases of raw materials (17%, 12% and 11%, respectively) for the three months ended March 31, 2011, and these suppliers accounted for 41% of the Company’s accounts payable balance as of March 31, 2011. One supplier provided 11% of the Company’s purchases of raw materials for the three months ended March 31, 2010, this supplier accounted for 10% of the accounts payable as of March 31, 2010.

NOTE 15 – COMMITMENTS AND CONTINGENCY

Operating lease

On June 1, 2009, the Company leased office space under an operating lease that expires on May 31, 2012. On December 26, 2010, the Company leased office space under an operating lease that expires on December 31, 2013. For the three months ended March 31, 2011 and 2010, rent expense amounted US$22,764 and US$20,187, respectively. Future minimum rental payments required under the operating lease are as follows:

For the Year Ending December 31:
2011	$60,882
2012	64,687
2013	45,661

Total	$171,230

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the March 31, 2011 through the date that the financial statements are issued. The following were noted which were required to be disclosed:

On April 13, 2011, the Company completed an initial private offering (the “Offering”), where Westergaard sold to certain investors (the “Investors”), an aggregate of 866,666 investment units (each a “Unit” and collectively, the “Units”) at a price of $1.50 per unit (the “Unit Price”), for aggregate offering proceeds of an amount of $1,299,999 (the “Offering Proceeds”). Each Unit consisted of (i) one share of the series B convertible preferred stock of Westergaard, par value $0.001 per share (the “Series B Preferred Stock”), convertible into one share of the Common Stock (the “Conversion Shares”), (ii) one series A warrant to purchase 0.5 share of the Common Stock at a purchase price of $1.875 per share (the “Series A Warrant”) and (iii) one series B warrant to purchase 0.5 share of the Common Stock at a purchase price of $2.25 per share (the “Series B Warrant”) (the Series A Warrant and the Series B Warrant, collectively as the “Investor Warrants”).

As a result of the Offering, Westergaard issued an aggregate of 866,666 shares of Series B Preferred Stock, 866,666 Series A Warrants to purchase an aggregate of 433,333 shares of our Common Stock, and 866,666 Series B Warrants to purchase an aggregate of 433,333 shares of our Common Stock.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of WESTERGAARD.COM INC. and its wholly owned subsidiaries, for the three months ended March 31, 2011 and 2010. This discussion and analysis below should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included in Form 8-K/A as filed with the SEC on April 26, 2011.

Overview

Operating through our wholly foreign owned subsidiary Fujian Ansheng located in Fujian, China, the Company is a sports footwear designer and manufacturer in China’s domestic market in smaller cities and towns and rural areas. Our products include skateboard shoes, sneakers, jogging shoes, basketball shoes, tennis shoes, boots, classic shoes and cotton-padded shoes. Our operations include: (1) research and development of sports footwear with original design under our own brand names; (2) manufacturing of sports footwear; (3) manufacturing technologies that support the realization of our designs as well as ensure the high quality of shoe products, (4) an effective distribution network that covers several small cities and towns in north and northeast China; (5) a strong management team consisting of experts with proven track records in the shoe business industry; and (6) well-recognized brand names and robust customer base.

Recent Development

Share Exchange

On February 11, 2011, we entered into the Share Exchange Agreement by and among (i) us, (ii) the principal stockholders of Westergaard (ii) ANBAILUN, and (iii) Ansheng International, ANBAILUN’s sole shareholder. Pursuant to the terms of the Exchange Agreement, we issued 33,949,212 shares of our Common Stock, par value $0.001 per share, representing approximately 98.6 % of the fully diluted outstanding shares of Westergaard in exchange for all of the shares of ANBAILUN. As a result of the Share Exchange, ANBAILUN and its subsidiaries, Ansheng (HK) and Fujian Jinjiang became our wholly-owned subsidiaries.

As a result, the Share Exchange has been accounted for as a recapitalization, whereby ANBAILUN is deemed to be the accounting acquirer (legal acquiree) and Westergaard is the accounting acquiree (legal acquirer). The financial statements before the date of the Share Exchange are those of ANBAILUN with the results of Westergaard being consolidated from the date of the Share Exchange. The equity section and earnings per share will be retroactively restated to reflect the reverse acquisition and no goodwill will be recorded.

Legal Structure and Corporate History

Our current corporate structure is set forth below:

ANBAILUN was incorporated under the laws of the British Virgin Islands on April 12, 2010 and Mr. Lam Chiu Ming  is the sole shareholder of ANBAILUN since its inception. ANBAILUN, as the sole shareholder, incorporated Ansheng (HK).

Accounting Treatment

Pursuant to the Restructuring, Mr. Ding is deemed to have retained financial controlling interests in the combined entity, and the combine entity remains under common control. As a result, the Restructuring has been accounted for as a combination of entities under common control and recapitalization of Fujian Ansheng with no adjustment to the historical basis of the assets and liabilities of Fujian Ansheng, and the operations were consolidated as if the Restructuring occurred as of the beginning of the first accounting period presented in these consolidated financial statements.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets and the fair value of beneficial conversion features and warrants. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Accounts receivable

Accounts receivable is presented net of an allowance for doubtful accounts. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As a basis for accurately estimating the likelihood of collection has been established, we consider a number of factors when determining reserves for uncollectable accounts.  We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on at least a quarterly basis. We consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. If the financial condition of our customers or other parties that we have business relationship with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:
	Years	Residual Value
Buildings	20	5%
Plant and machinery	10	5%
Furniture, fixtures and electronic equipment	5	5%

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.
 We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Land use right

There is no private ownership of land in the PRC. All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land use right to use the land for a specified period. Our land use right was granted with a term of 50 years. Any transfer of the land use right requires government approval. We have recorded the cost paid to acquire a land use right as an intangible asset. The land use right is amortized on the straight-line method over the land use right term.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

We organize and attend two product trading fairs each year in May and October. The product trading fairs are attended by more than 100 existing and potential distributors and we receive a majority of our product orders from our independent distributors at these trade fairs, with certain amounts of follow-up orders thereafter. Revenue is recognized when products are delivered to our distributors and generally payment is due 60 days from the date of delivery. Our sales consist of the invoiced value of goods, net of a value-added tax (VAT).

Provisions for estimated returns and allowances, rebates to customers, and any other adjustments are provided for in the same period the related sales are recorded. Generally, we will record a reduction to gross sales based on estimated customer returns and allowances and rebates.  These reductions are influenced by historical rates of customer returns and allowances and rebates as well as the specific identification of certain returns and allowances and rebates.

The actual amount of sales returns and allowances realized may differ from our estimates.  If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made.  No product return allowance is made as products delivered and accepted by customers are normally not returned.   Generally, pursuant to our sales agreements, the customer has seven days to return any damaged product. Accordingly, for the three months ended March 31, 2011 and 2010, we did not record any sales return or allowances.

We offer our customers a sales rebate if the respective distributor’s sales of our products exceeds certain levels. If the respective customers sales of product exceed specified sales levels, within one year, we shall award the customer between 3% and 4% of the respective customer’s total annual sales, in cash or by writing-down the same amount from the accounts receivable at the end of the period. For the three months ended March 31, 2011 and 2010, sales rebates were netted against gross sales and amounted to US$773,970 or 3.1% of gross sales and US$746,047 or 4.1% of gross sales, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of our products, and depreciation amount from related fixed assets used.

Income taxes

We are governed by the Income Taxation Laws of the United States, PRC, Hong Kong and the British Virgin Islands. We account for income tax using the liability method prescribed by ASC 740, “Income Taxes”.

Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

We applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2011 and December 31, 2010, we had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign currency translation

Our reporting currency is the U.S. dollar. The functional currency of the parent company and its subsidiary Anbailun is the U.S. dollar. The functional currency of Ansheng (HK) is the Hong Kong dollar. The functional currency of our subsidiary, Ansheng Fujian, is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the acquisition date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of our revenue transactions are transacted in RMB. We do not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on our results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31 OF 2011, AND 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results.

	2011	2010
NET SALES	$24,415,586	$17,652,447
COST OF SALES	16,567,414	12,694,449
GROSS PROFIT	7,848,172	4,957,998
OPERATING EXPENSES:
Selling expenses	715,901	645,442
Research and development expenses	63,492	57,444
Professional fees	312,387	-
General and administrative expenses	267,490	230,273
Total Operating Expenses	1,359,270	933,159
INCOME FROM OPERATIONS	6,488,902	4,024,839
OTHER INCOME (EXPENSE):
Interest income	17,875	10,863
Interest expense	(71,570)	(44,845)
Total Other Expense	(53,695)	(33,982)
INCOME BEFORE INCOME TAXES	6,435,207	3,990,857
INCOME TAXES	1,687,820	1,000,787
NET INCOME	$4,747,387	$2,990,070
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	231,478	4,166
COMPREHENSIVE INCOME	$4,978,865	$2,994,236

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Sales. For the three months ended March 31, 2011, we had sales of $24,415,586, as compared to sales of $17,652,447 for the three months ended March 31, 2010, an increase of $6,763,139 or 38.3%.  Sales and changes for each product line were summarized as follows:

	Three Months Ended March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
Skateboard shoes	$7,077,108	$3,801,116	$3,275,992	86.2%
Cotton shoes	465,973	182,199	283,774	155.7%
Basketball shoes	-	2,132,049	(2,132,049)	(100.0)%
Running shoes	5,920,726	2,901,544	3,019,182	104.1%
Tennis shoes	4,018,893	2,724,718	1,294,175	47.5%
Casual shoes	6,932,886	2,953,830	3,979,056	134.7%
Hiking shoes	-	1,528,423	(1,528,423)	(100.0)%
Retro shoes	-	1,428,568	(1,428,568)	(100.0)%

Total sales	$24,415,586	$17,652,447	$6,763,139	38.3%

In the three months ended March 31, 2011, we classified the following retro shoe styles into its respective shoe style. In the three months ended March 31, 2010, we did not track retro shoes by these categories and all retro shoe types are included under retro shoes. Accordingly, in the three months ended March 31, 2011:

(a)	Sales of retro Skateboard shoes are included in Skateboard shoes
(b)	Sales of retro running shoes are included in Running shoes
(c)	Sales of retro tennis shoes are included in tennis shoes and
(d)	Sales of retro casual shoes are included in casual shoes.

During the three months ended March 31, 2011, we continued to see increased demand for our shoe products. Overall, in the three months ended March 31, 2011, we sold approximately 2,079,000 pairs of shoes as compared to approximately 1,748,000 pairs of shoes in the three months ended March 31, 2010, an 18.9% increase in volume.  Overall, we saw an increase in the selling price of 11.0%.

We believe that the increase in sales volume was attributable to an increase in market demands caused by an increase in marketing and advertising efforts to enhance visibility and by the expansion of our sales distribution network. Our distributors have gained more confidence in our products after they saw large sales increases in previous years. In 2010, we began to refurbish, decorate, and upgrade our sales counters, we increased counter space, and we also relocated our sales point in stores, supermarkets and outlets to better locations. We advertise through TV commercials, roadside billboards, downtown street lamps, promotional sales points in department stores and in key outdoor shopping areas to promote our products to target customers. In addition, we organize and participate in holiday sales, exhibition/trade fairs, school activity sponsorships and other promotional activities.

In the three months ended March 31, 2011, we had increased demand for four styles of shoes: Skateboard shoes, Running shoes, Tennis shoes and Casual shoes.   This increase was primarily driven by the introduction of our retro shoe products. In 2009, we developed and began selling Retro shoes, a new stylish shoe marketed to young people between 18 to 35 years old mainly consisting of students in middle school, high school, and college, as well as young professionals, and people pursuing vogue, fashion and cutting edge style. Retro Shoes are designed to be fashionable, unique personality and emphasize flash/bright color and focus more on reflecting unique personality and life style, and are non-comparable in the niche market and thus face less competition. Since the launch of our retro shoe style launch in 2009, retro shoes have been very popular with our target customers and have become one of our best selling product lines. In 2011, sales of basketball shoes and hiking shoes in the market have declined, instead sports-casual and life-casual series increased. Because of this change of customer’s preference, the sales of our basketball shoes and hiking shoes have decreased.

Cost of sales. For the three months ended March 31, 2011, cost of sales amounted to $16,567,414 as compared to $12,694,449 for the three months ended March 31, 2010, an increase of $ 3,872,965 or 30.5%. For the three months ended March 31, 2011, cost of sales accounted for 67.9% of net sales compared to 71.9% of net sales for the three months ended March 31, 2010. The decrease in cost of sales as a percentage of net sales was primarily attributable to the increase in our sales price as discussed above offset by an approximate 6.6% increase in production costs attributable to rising raw material costs caused by an increase in the price of certain oil-based rubbers used in the manufacturing process which have increased due the price of oil.

Gross profit and gross margin. For the three months ended March 31, 2011, gross profit was $7,848,172 as compared to $ 4,957,998 for the three months ended March 31, 2010, representing gross margins of 32.1% and 28.1%, respectively. The increase in our overall gross margin percentage was primarily attributable to an increase in our selling price offset by an increase in production costs as described above. We expect gross margin will remain at its current level with small improvement in the near future.

Gross margin percentages by product line are as follows:
	Three Months ended March 31,
	2011	2010
Skateboard shoes	33.5%	28.1%
Cotton shoes	31.7%	23.0%
Basketball shoes	-	29.6%
Running shoes	31.0%	29.4%
Tennis shoes	32.2%	27.7%
Casual shoes	31.7%	27.8%
Hiking shoes	-	29.5%
Retro shoes	-	30.3%
Overall gross profit %	32.1%	28.1%

Selling expenses. For the three months ended March 31, 2011, selling expenses were $715,901 as compared to $ 645,442 for the three months ended March 31, 2010, an increase of $ 70,459 or  10.9%. Selling expenses consisted of the following:
	Three Months ended March 31,
	2011	2010
Salaries and benefits	$21,422	$19,751
Depreciation	181	190
Advertising	682,915	614,530
Rent	11,383	10,971
Total	$715,901	$645,442

• Advertising expense increased by $68,385 or 11.1%. During the three months ended March 31, 2011, we spent more on advertising to promote our products and to enhance our visibility.

Research and development expenses. For the three months ended March 31, 2011, research and development expenses amounted to $63,492 as compared to $57,444 for the three months ended March 31, 2010, an increase of $6,048 or 10.5%. The increase was primarily attributable to the increase in salaries and benefits paid to our research and development department staff in order to develop new styles of shoes to satisfy the changing market demands.

Professional fees. For the three months ended March 31, 2011, professional fees amounted to $312,387 as compared to $0 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we incurred professional fees related to our efforts to enter into a share exchange agreement with a publicly listed company in the United States. These fees included consulting fees, auditing, and legal fees. We did not incur such fees during the 2010 period. We will continue to incur such professional fees in the future since we completed our share exchange with a publicly traded company in February 2011.

General and administrative expenses. For the three months ended March 31, 2011, general and administrative expenses amounted to $267,490 as compared to $230,273 for the three months ended March 31, 2010, an increase of $37,217 or 16.2%. General and administrative expenses consisted of the following:

	Three Months ended March 31,
	2011	2010
Salaries and related benefits	$100,838	$97,944
Depreciation and amortization	13,421	13,575
Travel and entertainment	84,515	68,529
Rent	11,382	9,216
Other	57,334	41,009
Total	$267,490	$230,273

•
For the three months ended March 31, 2011, compensation and related benefits increased by $ 2,894 or 3.0% as compared to the three months ended March 31, 2010. Management team remains the same stable and no significant fluctuation.

•
For the three months ended March 31, 2011, travel and entertainment expenses increased by $15,986 or 23.3% as compared to the three months ended March 31, 2010. The increase was mainly attributable to an increase in travel expenses of approximately $2,000 and an increase in entertainment expenses of approximately $14,000.

•
For the three months ended March 31, 2011, other general and administrative expenses which consist of office supplies, miscellaneous taxes, office maintenance, consulting expenses, security fees and bank service charges increased by $16,325 or 39.8% as compared to the three months ended March 31, 2010. The increase was mainly attributable to an increase in office expenses of approximately $1,400, an increase in miscellaneous taxes of approximately $5,000, an increase in expenses for vehicle of approximately $4,300, and an increase in other miscellaneous items of approximately $5,000.

Income from operations. For the three months ended March 31, 2011, income from operations was $6,488,902 as compared to $4,024,839 for the three months ended March 31, 2010, an increase of $2,464,063 or 61.2%.

Other income (expense). For the three months ended March 31, 2011, other expense amounted to $53,695 as compared to other expenses of $33,982 for the three months ended March 31, 2010, an increase of $19,713 or 58.0%. The increase in other expenses was primarily attributable to:

•	Interest income increased by $7,012 or 64.5% and related to an increase in funds in interest bearing accounts.

•
Interest expense increased by $26,725 or 59.6%. The increase was primarily attributable to the recording of an interest charge of $28,406 from the amortization of a debt discount on convertible debt associated with warrants issued and beneficial conversion features.

Income taxes expense. Income taxes expense increased by $ 687,033, or 68.6%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 which was attributed to the increase in taxable income.

Net income. As a result of the factors described above, our net income for the three months ended March 31, 2011 was $4,747,387 as compared to net income of $2,990,070 for the three months ended March 31, 2010.

Foreign currency translation adjustment. For the three months ended March 31, 2011, we reported an unrealized gain on foreign currency translation of $231,478 as compared to $4,166 for the three months ended March 31, 2010 which reflects the effect of the value of the U.S. dollar in relation to RMB. These gains are non-cash items. As described elsewhere herein, our operating subsidiary Fujian Ansheng’s functional currency is the Chinese Renminbi. The accompanying financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the statements of income and do not have a significant effect on our financial statements.

Comprehensive income. For the three months ended March 31, 2011, comprehensive income of $4,978,865 was derived from the sum of our net income of $4,747,387 plus a foreign currency translation gain of $231,478. For the three months ended March 31, 2010, comprehensive income of $ 2,994,236 was derived from the sum of our net income of $2,990,070 plus a foreign currency translation gain of $4,166.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2011 and December 31, 2010, we had cash balances of $27,615,932 and $15,544,035, respectively. These funds are located in financial institutions located in China.

Working capital

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2010 to March 31, 2011:

			December 31, 2010 to March 31, 2011
Category	March 31, 2011	December 31, 2010	Change ($)	Change (%)
Current assets:
Cash and cash equivalents	$27,616,000	$15,544,000	$12,072,000	77.7
Restricted cash	199,000	-	199,000
Accounts receivable	16,264,000	17,727,000	(1,463,000)	(8.3)
Advance to suppliers	-	2,261,000	(2,261,000)	(100.0)
Prepaid expenses	10,000	19,000	(9,000)	(47.4)
Inventories	4,806,000	5,206,000	(400,000)	(7.7)
Current liabilities:
Short-term bank loans	3,044,000	3,290,000	(246,000)	(7.5)
Note payable	199,000	-	199,000
Accounts payable	4,659,000	2,724,000	1,935,000	71.0
Other payable and accrued liabilities	650,000	496,000	154,000	31.0
Due to related party	15,000	1,000	14,000	(1400.0)
Income taxes payable	1,723,000	693,000	1,030,000	148.6
Other taxes payable	604,000	593,000	11,000	1.9
Working capital:
Total current assets	$48,896,000	$40,757,000	$8,138,000	20.0
Total current liabilities	10,894,000	7,796,000	3,097,000	39.7
Working capital	$38,002,000	$32,961,000	$5,041,000	15.3

Our working capital increased by $5,041,000 from working capital of $32,961,000 at December 31, 2010 to $38,002,000 at March 31, 2011. This increase in working capital is primarily attributable to:

•	an increase in cash and cash equivalents of $12,072,000 primarily due to our net income,
•	an increase in restricted capital of $199,000, and
•	a decrease in short-term bank loans of $246,000,

 offset by:

•	a decrease in accounts receivable of $1,463,000,
•	a decrease in advance to suppliers of $2,261,000
•	a decrease in inventories of $400,000,
•	an increase in note payable of $199,000,
•	an increase in accounts payable of $1,935,000, and
•	an increase in income taxes payable of $1,030,000.

At March 31, 2011, we had short-term bank loans outstanding of $3,044,000 as compared to $3,290,000 at December 31, 2010. These loans bear interest at rates ranging from 6.01% to 7.26%.  Generally, we repay these loans on the due date and enter into new loan agreements with similar terms, if needed.

Cash Flows

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2011 and 2010:

	2011	2010
Net cash provided by/(used in) operating activities	$12,189,465	$(503,172)
Cash flows used in investing activities	$-	$(24,802)
Cash flows provided by/(used in) financing activities	$(250,951)	$724,104
Effect of foreign currency fluctuations on cash and cash equivalents	$133,383	$3,377
Net increase in cash and cash equivalents	$12,071,897	$199,507

Net cash provided by operating activities

For the three months ended March 31, 2011, net cash flow provided by operating activities was primarily due to:

•
net income of $4,747,000 adjusted for the add-back of non-cash items  such as depreciation of $39,000, the amortization of land use rights of $1,000 and the amortization of debt discount of $28,000, and

•	the receipt of cash from the changes in operating assets and liabilities such as:
➢	a decrease in accounts receivable of $1,571,000 due to collection,
➢	a decrease in advance to suppliers of $2,268,000,
➢	a decrease in inventories of $431,000,
➢	an increase in accounts payable of $1,912,000,
➢	an increase in other payables and accrued liabilities of $152,000, and
➢	an increase in income taxes payable of $1,022,000.

For the three months ended March 31, 2010, net cash flow used in operating activities was primarily due to:

•	the use of cash from changes in operating assets and liabilities such as:
♦	an increase in accounts receivable of approximately $4,586,000 due to an increase in sales.
♦	an increase in inventories of $480,000

Offset by cash provided by operating activities of:
•	net income of $2,990,000 adjusted for the add-back of non-cash items such as depreciation of $36,000, amortization of land use rights of $1,000, and
•	the receipt of cash from the changes in operating assets and liabilities such as:
➢	a decrease in prepaid expenses of $11,000,
➢	an increase in accounts payable of $742,000,
➢	an increase in other payable and accrued liabilities of $646,000, and
➢	an increase in income taxes payable of $101,000.

Cash flows used in investing activities

For the three months ended March 31, 2011 and 2010, net cash flow used in investing activities was $0 and $25,000, respectively, and related to the deposit of Notes Payables and purchase of property and equipment, respectively.

Cash flows provided by / (used in) financing activities

For the three months ended March 31, 2011, net cash flow used in financing activities was primarily attributable to the repayment of bank loans of $266,000.  For the three months ended March 31, 2010, we received proceeds from bank loans of $724,000.

We reported a net increase in cash for the three months ended March 31, 2011 of $12,072,000 as compared to a net increase in cash of $200,000 for the three months ended March 31, 2010.

RESTRICTED NET ASSETS

Our ability to pay dividends is primarily dependent on us receiving distributions of funds from our subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Fujian Ansheng only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Fujian Ansheng.

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Fujian Ansheng was established as a foreign invested enterprise and therefore is subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, Fujian Ansheng is restricted in their ability to transfer a portion of their net assets to the Company.

Amounts restricted include paid-in capital and statutory reserve funds of the Fujian Ansheng as determined pursuant to the PRC accounting standards and regulations, totaling approximately $2,444,817 and $2,444,817 as of March 31, 2011 and December 31, 2010, respectively.

Contractual Obligations and Off-balance Sheet Arrangements

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Bank indebtedness	$3,044,000	$3,044,000	$-	$-	$-
Bank acceptance notes payable	199,000	199,000	-	-	-
Lease obligations	179,000	91,000	88,000	-	-
Total contractual obligations	$3,422,000	$3,334,000	$88,000	$-	$-

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the consumer price index in China rose 4.8% and 5.9% in 2007 and 2008, respectively, and decreased by 0.7% in 2009. In September 2010, the consumer price index increased by 2.9% as compared to September 2009. Although we have not in the past been materially affected by inflation, we may be affected in the future by higher rates of inflation in China. For example, certain operating costs and expenses, such as personnel expenses, travel expenses and office operating expenses may increase as a result of higher inflation. Additionally, because a substantial portion of our assets consists of cash and cash equivalents, high inflation could significantly reduce the value and purchasing power of these assets. Inflation has not had a material impact on the Company’s business for the Company’s three most recent fiscal years.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi (“RMB”). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China (“PBOC”), which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of PBOC, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Country Risk

A substantial portion of our assets and operations are located and conducted in China. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenue and profits, will also be negatively affected.

Item 4.                      Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) a lack of segregation of duties within accounting functions, and (iv) lack of an independent board of directors or audit committee.. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at March 31, 2011.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
We plan on hiring a chief financial officer who has experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive officer will oversee and manage our financial reporting process and the required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions and we plan on  hiring a Sarbanes-Oxley consulting firm to assist us with implementation of stronger internal controls and procedures.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible and we have not been able to take steps to improve our internal controls over financial reporting during the three months ended March 31, 2011.  We plan on adopting a formal plan and we expect to take significant steps to implement this plan during 2011.   However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.          Risk Factors.

There have been no material changes from the risk factors that were previously disclosed in our Current Report on Form 8-K/A filed on April 26, 2011.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       (Removed and Reserved).

Item 5.       Other Information.

None.

Item 6.       Exhibits.

31.1           Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1           Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERGAARD.COM, INC.

Date: May 16, 2011	By:	/s/ Jinbiao Ding
Jinbiao Ding
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer and Principal Accounting Officer