Form 10-Q/A
period 2011-06-30
WESTERGAARD COM INC
filed 2011-09-14
CIK 1106974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-29761

WESTERGAARD.COM, INC.
 (Name of Registrant as specified in its charter)

Delaware	52-2002729
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

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
Yes ☑ No ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,431,262 shares of common stock are issued and outstanding as of August 15, 2011.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 ( the “Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

31.1 *	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2 *	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer

32.1 *+	Section 1350 certification of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on August 22, 2011.

**  Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERGAARD.COM, INC.

Date: September 14, 2011	By:	/s/ Jinbiao Ding
Jinbiao Ding, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: September 14, 2011	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)